Form 10QSB
period 2001-06-30
CACTUS SPINA INC
filed 2001-11-01
CIK 1120023

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

NOMATTERWARE INC.

(Exact name of small business issuer

as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization	77-0426995 (IRS Employer Identification No.)

Suite 500, 2710 - 17th Avenue, S.E.

CALGARY, ALBERTA, CANADA T2A 0P6

(Address of principal executive offices)

(403) 705-1953

(Issuer's telephone number)

CACTUS SPINA INC.

2320 Paseo Del Prado

Suite B 205

Las Vegas, Nevada 89102

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __ No _X_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

1,000,000 shares of common stock, $0.001 par value, as of September 12, 2001

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 and 2000 and the period from April 1, 2001 to September 12, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 filed with the SEC on September 10, 2001.

Unaudited Financial Statements for the Period Ended June 30, 2001

Balance Sheet

Statement of Operations

Statement of Stockholders' Equity

Notes to Unaudited Financial Statements

Unaudited Financial Statements for the Period from April 1, 2001 to September 30, 2001

Balance Sheet

Statement of Operations

Statement of Stockholders' Equity

Notes to Unaudited Financial Statements
CACTUS SPINA INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)
				June 30, 2001	December 31, 2000
Current Liabilities
Accounts Payable				$-	$-

Total Current Liabilities				-	-

Stockholders' Equity (Note 4)
Common stock, $.01 par value Authorized 100,000,000 shares on January 12, 1999 Issued and outstanding: 1,000,000 shares				$1,000	$1,000
Additional paid in capital				1,850	1,850
Net loss carry-forward				(2,850)	(2,850)

Total Stockholders' Equity				-	-

Total Liabilities and Stockholders' Equity				$-	$-
See accompanying notes to the financial statements
CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
Period Ended June 30,
Three Months Ended June 30,			Six Months Ended June 30		Accumulated expenses since inception of April 16, 1996
2001		2000	2001	2000
General and administrative expenses	$ -	$ -	$ -	$ -	$ 2,850

Net loss	$ -	$ -	$ -	$ -	$ (2,850)

See accompanying notes to the financial statements
CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Shares	Stock Amount	Paid-in Capital	Accumulated Deficit
Inception date of April 16, 1996 Common Stock issued Issued For services rendered at $.01 par value per share	1,000	$ 10	2,840	$ -

Balance	1,000	10	2,840	2,850

January 12, 1999 Change par value from $.01 to $.001		(10)	10	-

January 12, 1999 Forward split of 1000	999,000	1,000	(1,000)

Balance, December 31, 2000 and June 30, 2001	1,000,000	$ 1,000	$ 1,850	$ 2,850
See accompanying notes to the financial statements

Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

June 30, 2001

1. Nature of operations

The Company was incorporated on April 16, 1996 under the laws of the State of Nevada. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company. Until that time the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest-free.

2. Basis presentation

For the periods ended June 30, 2001 and 2000, there have been no operations or changes in cash flows. As a result, no statement of cash flows is presented in these financial statements.

3. Summary of significant accounting policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the purpose of the statement of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001, and 2000.

Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

June 30, 2001

3. Summary of significant accounting policies (Continued)

Income taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss per share

Basis loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001 and 2000 the Company had no dilutive common stock equivalents such as stock options.

4. Stockholders' equity

Common stock

The initial authorized common stock of Cactus Spina Inc. consists of 1,000 shares with a par value of $.01 per share.

On January 12, 1999 the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 1,000 common shares to 1,000,000 common shares. The par value was changed from $.01 to $.001.

On January 12, 1999 the Board of Directors authorized the forward split on a 1000:1 ratio of the outstanding common shares of the Company, thus increasing its numbers of outstanding shares from 1,000 to 1,000,000.

On January 12, 1999 the Board of Directors authorized a stock issuance totalling 999,000 common shares of the Company to reflect the change above.

Stock options

Effective April 2, 2000 the Company established a stock option plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 500,000 shares.
CACTUS SPINA INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)
	September 12, 2001	December 31, 2000
Current Liabilities
Accounts Payable	$-	$-

Total Current Liabilites	-	-

Stockholders' Equity (Note 4)
Common stock, $.01 par value Authorized 100,000,000 shares on January 12, 1999 Issued and outstanding: 1,000,000 shares	$1,000	$1,000
Additional paid in capital	1,850	1,850
Net loss carry-forward	(2,850)	(2,850)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-
See accompanying notes to the financial statements

CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
For the period April 1, to September 12,			For the period January 1, to September 12,	Accumulated expenses since inception of April 16, 1996
2001		2000	2001	2000
General and administrative expenses	$ -	$ -	$ -	$ -	$ 2,850

Net loss	$ -	$ -	$ -	$ -	$ (2,850)
See accompanying notes to the financial statements
CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
			Common Shares	Stock Amount	Paid-in Capital	Accumulated Deficit
Inception date of April 16, 1996 Common Stock issued Issued for services rendered at $.01 par value per share			1,000	$ 10	2,840	$ -

Balance			1,000	10	2,840	2,850

January 12, 1999 Change par value from $.01 to $.001				(10)	10	-

January 12, 1999 Forward split of 1000			999,000	1,000	(1,000)

Balance, December 31, 2000 and September 12, 2001			1,000,000	$ 1,000	$ 1,850	$ 2,850
See accompanying notes to the financial statements

Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

September 12, 2001

1. Nature of operations

The Company was incorporated on April 16, 1996 under the laws of the State of Nevada. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

Effective September 12, 2001, the Company received approval from Securities and Exchange Commission for its filing of Form S-4 Registration Statement under the Securities Act of 1933. This provides the company with the necessary approval to complete the acquisition of 100% of the issued and outstanding shares of NoMatterWare, Inc. as outlined in note 5 and to apply for public listing on the Over-The-Counter-Bulletin Board.

 2. Basis presentation

For the periods ended June 30, 2001 and 2000, there have been no operations or changes in cash flows. As a result, no statement of cash flows is presented in these financial statements.

 3. Summary of significant accounting policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the purpose of the statement of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001, and December 31, 2000.

Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

September 12, 2001

3. Summary of significant accounting policies (Continued)

Income taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss per share

Basis loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001 and 2000 the Company had no dilutive common stock equivalents such as stock options.

 4. Stockholders' equtiy

Common stock

The initial authorized common stock of Cactus Spina Inc. consists of 1,000 shares with a par value of $.01 per share.

On January 12, 1999 the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 1,000 common shares to 1,000,000 common shares. The par value was changed from $.01 to $.001.

On January 12, 1999 the Board of Directors authorized the forward split on a 1000:1 ratio of the outstanding common shares of the Company, thus increasing its numbers of outstanding shares from 1,000 to 1,000,000.

On January 12, 1999 the Board of Directors authorized a stock issuance totalling 999,000 common shares of the Company to reflect the change above.

Stock options

Effective April 2, 2000 the Company established a stock option plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 500,000 shares.

 Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

September 12, 2001

 5. Subsequent event

As outlined in note 1, the Company, on September 12, 2001, received approval to proceed with the acquisition of 100% of the issued and outstanding shares of NoMatterWare, Inc. (NoMatterWare) for consideration of one common share of the Company to be issued for one common share of NoMatterWare, Inc.

Net assets to be acquired are as follows:
Property and Equipment	$139,775
Software license	333,333
Deferred development costs	1,015,415
1,488,523
Working capital deficiency	(468,424)
Net assets	$1,020,099

Subsequent to the period end, the shareholders of NoMatterWare approved the acquisition. Upon completion of the transaction, the Company will change its name to NoMatterWare, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

In 1996, Cactus Spina Inc. ("Cactus") was incorporated as a shell company in the State of Nevada for the purpose of acquiring business ventures. Until completion of the reorganization discussed below, Cactus has no subsidiaries and no affiliated companies. Cactus' executive offices are located at 2320 Paseo Del Prado, Suite B 205, Las Vegas, Nevada 89102. Cactus has not been subject to bankruptcy, receivership or any similar proceedings and is a corporation in good standing in the State of Nevada. In 1999, Mr. Brad Churchill, President of NoMatterWare, Inc., a Nevada corporation ("NMW"), was introduced to Cactus and discussion of a merger commenced. It was Mr. Churchill's mandate to take NMW to the Over-The-Counter Bulletin Board.

In March 2000, a group of investors purchased 900,000 shares of Cactus' common stock from James E. Pitochelli, the President of Cactus, for $150,000. These 900,000 shares represent 90% of the then-issued and outstanding Cactus common stock. In April 2000, Cactus entered into an agreement to acquire 100% of the issued and outstanding stock of NoMatterWare for 5,282,592 Cactus shares, which were to be registered on a Form S-4 Registration Statement with the Securities and Exchange Commission. Following the effective date of the registration statement of September 12, 2001, the acquisition of NMW was approved by 90% of the shareholders of Cactus and 95% of the shareholders of NMW. As a result, Cactus changed its name to "NoMatterWare Inc." and NMW changed its name to "NMW Inc.". In accordance with the reorganization agreement, NMW will be acquired by Cactus. As a result of the reorganization, NMW will become a wholly owned subsidiary of Cactus. Upon completion of the reorganization, each outstanding share of NoMatterWare common stock will be exchanged for one (1) share of Cactus common stock.

Operations After The Reorganization.

Following the reorganization, NMW will continue its operations as a Nevada corporation. The board of directors of Cactus will be replaced by those of NMW. The shareholders of NMW will become shareholders of Cactus and their rights as shareholders will be governed by Cactus' Articles of Incorporation, as currently in effect, Cactus by-laws and the laws of Nevada.

PLAN OF OPERATION

The following discussion relates to the Cactus' unaudited financial statements. The reader is directed to financial statements included in the Joint Proxy Statement/Prospectus and Registration Statement on Form S-4 filed by Cactus' and NMW with the SEC on September 10, 2001, file number 333-43148. As the reorganization with NMW has not been completed as of the date of this filing, only the interim financial statements of Cactus are provided herein.

As of the date of this filing, Cactus has no operations, debts, liabilities or assets. It is currently projected that NMW has sufficient resources to meet its cash requirements for the next 6 months. It is anticipated that neither NMW nor Cactus will need to raise any further funds through issuance of securities during the next twelve month period. NMW projects that it will undertake approximately $800,000 of product research and development during the next twelve months. NMW also projects that it will hire between eight to twenty more employees during the next twelve months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Cactus has not issued any securities during the periods covered by this report. However, on September 12, 2001, the SEC declared effective a Joint Proxy Statement/Prospectus and Registration Statement on Form S-4 filed by Cactus and NMW, which registers for issuance 5,280,592 free trading shares of Cactus. The shares registered under the Registration Statement have not been issued as at the time of this filing. The shares will be issued upon completion of the reorganization with NMW as described in Part I of this report. No proceeds will be realized for the issuance of these shares. Cactus will only receive the outstanding shares of NMW in exchange for the shares registered. Cactus expects to complete the reorganization and the exchange of shares by November 30, 2001. Cactus does not expect to incur any additional costs in connection with the reorganization and exchange other than attorneys' fees for a review of the documents and supervision of the exchange of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to period covered by this report, Cactus convened a special meeting of shareholders to consider and vote upon the reorganization with NMW. The meeting was initially convened on September 28, 2001, and then adjourned to a date to be determined in November 2001. During the meeting, more than 650,000 shares were cast in favor of the reorganization with NMW, which represents 65% of the outstanding shares of Cactus.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits and Index of Exhibits - None.
  Reports on Form 8-K - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMATTERWARE INC.

Formerly known as

CACTUS SPINA INC.

Date: November 1, 2001

By:/s/Brad Churchill

Name: Brad Churchill, President, Treasurer, Senior Financial Officer and Chief Accounting Officer