Form 10QSB/A
period 2001-09-30
NOMATTERWARE INC
filed 2001-12-17
CIK 1120023

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30th, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

NOMATTERWARE INC.

(Exact name of small business issuer

as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	77-0426995 (IRS Employer Identification No.)

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

1,000,000 shares of common stock, $0.001 par value, as of November 1, 2001

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 and 2000 and the period from April 1, 2001 to September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 filed with the SEC on September 10, 2001.

Unaudited Financial Statements for the Period Ended June 30, 2001 Page

Balance Sheet 3

Statement of Operations 4

Statement of Stockholders' Equity 5

Notes to Unaudited Financial Statements 6-7

Unaudited Financial Statements for the Period from April 1, 2001 to September 30, 2001

Balance Sheet 8

Statement of Operations 9

Statement of Stockholders' Equity 10

Notes to Unaudited Financial Statements 11-12

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

See accompanying notes to the financial statements

CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Shares	Stock Amount	Paid-in Capital	Accumulated Deficit
Inception date of April 16, 1996 Common Stock issued Issued For services rendered at #.01 par value per share	1,000	$ 10	2,840	$ -

Balance	1,000	10	2,840	2,850

January 12, 1999 Change par value from $.01 to $.001		(10)	10	-

January 12, 1999 Forward split of 1000	999,000	1,000	(1,000)

Balance, December 31, 2000 and June 30, 2001	1,000,000	$ 1,000	$ 1,850	$ 2,850
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

CACTUS SPINA INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)
	September 30, 2001	December 31, 2000
Current Liabilities
Accounts Payable	$-	$-

Total Current Liabilites	-	-

Stockholders' Equity (Note 4)
Common stock, $.01 par value Authorized 100,000,000 shares on January 12, 1999 Issued and outstanding: 1,000,000 shares	$1,000	$1,000
Additional paid in capital	1,850	1,850
Net loss carry-forward	(2,850)	(2,850)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders' Equity	$-	$-
See accompanying notes to the financial statements

CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
For the period April 1, to September 30			For the period January 1, to September 30		Accumulated expenses since inception of April 16, 1996
2001		2000	2001	2000
General and administrative expenses	$ -	$ -	$ -	$ -	$ 2,850

Net loss	$ -	$ -	$ -	$ -	$ (2,850)

See accompanying notes to the financial statements

CACTUS SPINA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Shares	Stock Amount	Paid-in Capital	Accumulated Deficit
Inception date of April 16, 1996 Common Stock issued Issued For services rendered at #.01 par value per share	1,000	$ 10	2,840	$ -

Balance	1,000	10	2,840	2,850

January 12, 1999 Change par value from $.01 to $.001		(10)	10	-

January 12, 1999 Forward split of 1000	999,000	1,000	(1,000)

Balance, December 31, 2000 and September 30, 2001	1,000,000	$ 1,000	$ 1,850	$ 2,850
See accompanying notes to the financial statements

Cactus Spina Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

September 30, 2001

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

Net assets to be acquired are as follows:

Property and equipment $ 139,775

Software license 333,333

Deferred development costs 1,061,015

1,533,585

Working capital deficiency (567,760)

Net assets $ 965,825

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

PLAN OF OPERATION

The following discussion relates to the Cactus' unaudited financial statements. The reader is directed to financial statements included in the Joint Proxy Statement/Prospectus and Registration Statement on Form S-4 filed by Cactus' and NMW with the SEC on September 10, 2001, file number 333-43148. As the reorganization with NMW has not been completed as of the end of the period covered by this report, only the interim financial statements of Cactus are provided herein.

As of the end of the period covered by this report, Cactus has no operations, debts, liabilities or assets. It is currently projected that NMW has sufficient resources to meet its cash requirements for the next 6 months. It is anticipated that neither NMW nor Cactus will need to raise any further funds through issuance of securities during the next twelve month period. NMW projects that it will undertake approximately $800,000 of product research and development during the next twelve months. NMW also projects that it will hire between eight to twenty more employees during the next twelve months.

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

NOMATTERWARE INC.

Formerly known as

CACTUS SPINA INC.

Date: November 1, 2001

By:_________________________________________

Name: Brad Churchill, President, Treasurer, Senior Financial Officer and Chief Accounting Officer