Form 10KSB
period 2001-12-31
NOMATTERWARE INC
filed 2002-04-15
CIK 1120023

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-33307

NOMATTERWARE, INC.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	77-0426995 (I.R.S. Employer Identification No.)

SUITE 500, 2710 17TH AVENUE, S.E.
CALGARY, ALBERTA, CANADA T2A 0P6
Telephone: (403) 705-1953
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None.	None.

Securities registered under Section 12(g) of the Exchange Act:

100,000,000 shares of Common Stock, $0.001 par value per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $61,830

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,380,899 as of April 5, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. _____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,022,932

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise noted, all dollar references are in U.S. dollars.

BUSINESS OF NOMATTERWARE

NoMatterWare, Inc. (collectively, with its subsidiaries, referred to hereafter as "NoMatterWare" the "Company", "we", "our" and "us") is a software design company focused on the development of internet-based solutions for businesses. NoMatterWare's tools can be used independently or as a fully integrated solution - accessible through any Internet connection.

Background

NoMatterWare, Inc. was incorporated on April 16, 1996, in the State of Nevada under the name Cactus Spina, Inc. The Company was formed for the purpose of entering into a merger or acquisition with another company or business. On April 1, 2000, the Company entered into an agreement to acquire all of the issued and outstanding common stock of NoMatterWare, Inc., a Nevada corporation. This acquisition was completed on November 19, 2001, following the filing and effective date of a joint Registration Statement and Proxy Statement with the SEC by the Company and NoMatterWare, Inc. Approval for the transaction was received from the shareholders of both companies at their respective special shareholders meetings. As a result of this acquisition, NoMatterWare, Inc. changed its name to "NMW, Inc." and became the wholly owned subsidiary of Cactus Spina and Cactus Spina changed its name to "NoMatterWare, Inc." Therefore, as of the date of this filing, NoMatterWare, Inc. is the parent corporation and NMW Inc. is its wholly owned subsidiary. NMW Inc. is also the parent corporation of NoMatterWare, Inc., an Alberta corporation ("NoMatterWare Alberta"). NoMatterWare Alberta owns the intellectual property and software programs on which NoMatterWare's business is based.

On September 1, 1999, NoMatterWare Alberta acquired all of the rights, title and interest to the NoMatterWare software from Churchill Consulting Services, Inc., ("Churchill") for $500,000 (Canadian) payable $250,000 by a Promissory Note due May 14, 2003 and 167,000 shares of NoMatterWare Alberta shares. Churchill is owned 50% by Brad Churchill, founder of NoMatterWare Alberta and its president from the date of inception until February 19, 2002.

NoMatterWare Alberta has continued to develop and now sells a proprietary advanced set of web site construction and maintenance tools. With these tools any small business or nonprofit organization can own and manage a fully interactive, professional looking Internet presence with no restrictions on size, verify and accept credit cards in real time, and make any changes they want to the content, at any time of the day from any computer connected to the Internet - all without needing to purchase any software, install any software, or utilize a professional web developer. NoMatterWare also provides software to interface the client's web site with many of its other activities: basic accounting, contact management, human resources, and computer local area network. The NoMatterWare product places into the hands of the small business owner/operator a turnkey e-commerce Internet presence for as little as $49.95 per month. NoMatterWare is charging its Canadian clients $49.95 in Canadian dollars and will charge its US clients $49.95 in US dollars.

NoMatterWare offers a complete small business management tool including contact management, e-mail marketing, human resources, basic accounting, as well as website administration with complete e-commerce capabilities. In the summer of 2002, the Company expects to include the web-based version of Simply AccountingR, version 8.0, which is supposed to be a professional accounting program for small business.

The Company has approximately 156 paying customers using its software via the web. In addition, there are over 2,600 business' beta testing the NoMatterWare web tools, on a free trial basis.

NoMatterWare's Market.

The market for NoMatterWare's software tools is expected to be the approximately 20 million small and medium size businesses located in the United States and Canada. NoMatterWare believes that its software provides these businesses with solutions to their need for an integrated system that includes web site development, accounting, marketing, contact manager, e-mail and human resources programs.

Key Product Advantages

NoMatterWare's business strategy is to provide small businesses with the ability to utilize full-scale enterprise system software for less than $50 a month. This same system does not occupy space on the clients' computers because it is accessed through a web browser. This eliminates the need for backing up valuable information in case of destruction or theft of the clients' equipment and allowing them access to their data from any computer that is connected to the Internet.

NoMatterWare uses Cisco Systems' PIX Firewall to protect its clients' data on its servers. This Firewall is one of the most recognized, enterprise-class security firewalls used in the world.  The unit utilized by NoMatterWare is intended for small-to-medium business and enterprise environments and provides up to 188 Mbps of firewall throughput with the ability to handle as many as 125,000 simultaneous sessions.  The primary usage of this unit is to prohibit direct inbound connections from outside users; therefore this firewall "hides" our data from direct view.  The configuration of our firewall allows outside users to perform very specific tasks such as e-mail retrieval or website browsing.

The other data security measure that NoMatterWare has deployed is Multi-Tier Architecture, which is the splitting of our data from business logic and user interfaces.  In this way, web-"surfers" view only the end result of their requests.  For clarification, our web pages are dynamically created from programs, business logic and data; the combination of these sources creates a "dynamic" web page. This is quite different from other providers, which have only "static" web pages.

An anti-virus program from Network Associates is in place to ensure the security and integrity of the clients' data and runs continuously in the background. This program is set-up to receive all the latest updates as soon as they are available from Network Associates.

Physical access to our server room is limited to authorized personnel and is otherwise locked. Back-ups are performed every night, plus back-ups to the database are performed every two hours.

With one database running all components of their business, small to medium sized businesses eliminate the need for redundant data entry and importing and/or exporting between multiple programs. This allows NoMatterWare's clients to do what they do best - run their business. NoMatterWare hopes to enhance its system when the Simply AccountingR program and a Point of Sale ("POS") system are added.

NoMatterWare is developing a plan for a series of strategic partnerships, enhancements, product line releases, and potential acquisitions over the next 6-8 months. NoMatterWare believes that an internet business' strategies need to be no longer than six months due to the dynamic changes that occur in the internet based industry. NoMatterWare is currently targeting companies that have either POS or other complimentary software programs.

Component Description

Web Builder:

NoMatterWare's proprietary product, for iBusiness, is a fully interactive and template driven, self-administrable web site builder and business enterprise system. The service is accessed through a web browser, like Internet Explorer™. The core component is its web site builder, which offers functionality that NoMatterWare believes is currently unreplicated in the industry. Our web builder was designed to offer a user friendly interface that gives any business the ability to provide a dynamic web-presence focused on revenue generation and effective communication to its customers.

NoMatterWare believes that it's for iBusiness software system is the most comprehensive of its kind on the Internet. It has been designed under the premise that not all companies are "product" oriented. This means is that we offer numerous e-commerce enabled components, each with their own accompanying business rules and display styles. The business owner always has the choice of exactly what components they wish to display to their customers over the Internet. The following table outlines the components that NoMatterWare offers, along with check marks indicating which ones are credit card processing enabled:
Feature/Component	Offered	Commerce Enabled
About Us	3
Affiliations	3
Events Listing	3	3 inventory capable
Contact Us	3
Survey	3
Our Team	3
Frequent Questions	3
Job Opportunities	3
Services Offered	3	3
Press Releases	3
Products Offered	3	3 inventory capable
Contact List	3
Raise Funds	3	3
Secure Documents	3	3
Other Interesting Web Sites	3
Awards	3
Testimonials	3
Food Menu	3	3 time sensitive
Photo Album	3	3
Glossary	3
Company Policies	3
News Letters	3
What's New	3
Statistical Reporting	3
Language Translation	3

E-mail:

Our e-mail module was designed to function in the familiar way of other e-mail systems such as Hotmail™. The key advantage over other e-mail systems is our system's ability to integrate with the other components of the for iBusiness service. With an integrated e-mail system all electronic communication can be accomplished from any computer in the world with an internet connection. NoMatterWare's system can also store up to 10MB of information on a user's e-mail so that the user can access large e-mailed information from anywhere.

NoMatterWare's e-mail module is fully integrated with its Contact Manager and Marketing components. This allows the user to have access to all of his or her contact information for communicating via individual e-mail directly and through blanket e-mail marketing.

Users can send and receive e-mail through our secure servers at anytime, from any computer with internet access regardless of location.

Contact Manager:

Our Contact management module is fully integrated with the Marketing, Human Resource, Web, and E-mail components and allows our clients to:

ä Book and manage their appointments

ä Organize their priorities and tasks

ä Store all of their contacts

ä Compose quick notes and task lists

Clients are now able to access all their employees' schedules using by using for iBusiness. This allows the business owner the ability to schedule in appointments for staff, call general meetings, and share the database of contacts to which certain employees can have access, which can be customized dependent on a client's requirements.

Marketing:

Our marketing module is fully integrated with the Contact Manager, Human Resources, Web, and E-mail components and facilitates the following features:

ä Launch e-mail permission marketing campaigns

ä Market client websites through search engines and link exchanges

With a marketing system integrated into a client's for iBusiness service, the client can send e-mail marketing to specific address books in their contact management module. This system allows you to send Newsletters, Press Releases, or just regular e-mails for mass marketing.

Accounting:

Currently the accounting module that is included in the basic for iBusiness service allows clients the ability to request product sales reports based on clients and products, and provides them for set time frames. We are currently working with a major accounting software company, ACCPAC International Inc., to build and integrate an online version of their software simply AccountingR. With this system, our clients will be able to:

ä Access all the power and functionality of an internationally recognized accounting system, developed by NoMatterWare as a web-based solution

ä Follow the daily rhythms of their business online in real time

Our present accounting system is also fully integrated with our Contact Manager, Human Resources, Web, and E-mail components. Upon completion of our present software development integrated with our currently operating system, the upgraded system will offer our clients a fully integrated online store-front. When a visitor purchases a product from a for iBusiness website, inventory is deducted, accounts receivable is credited and, if they use our e-commerce system, the funds are transferred within one business day into our client's bank account. The information of these visitors is stored in the Contact Manager and can be used in e-mail and e-mail marketing modules.

Human Resources:

As our client's businesses grow, we can assist in this growth. Our human resources module is an intelligent resume and employee management system. It gives our clients the ability to:

ä Post job opportunities on their websites and allow applicants to apply online

ä Manage employees and resumes from a searchable database

Now administrators can request applicants fill out online resumes from their website. These resumes are now searchable based on criteria requested by the administrator. After 3 months in the system, applicants are automatically e-mailed and requested to update their resume or be deactivated.

LanguageWare:

Another key advantage of our system is that it is available in English and French. Users can build English and French sites with our service. In the near future we plan to add additional languages such as Chinese, Spanish, Portuguese, German, Japanese and Italian.

NoMatterWare's Marketing Strategy.

It is the intent of NoMatterWare to become a recognized source for small/home-based and medium-sized business commerce solutions. By using the Internet not only as a marketing solution and e-commerce entry point, but also as a conduit for the integrated provision of other optional business functions such as accounting, contact management, resume tracking, and point of sale capability, NoMatterWare can provide a cost effective way of allowing the small business owner to efficiently manage day to day activities.

This goal will be accomplished by branding the NoMatterWare software under the names of Internet service providers (ISPs), franchisers, financial institutions, and other large organizations that wish to provide electronic commerce solutions to their small business customers. By partnering with such organizations, NoMatterWare will quickly establish a substantial and powerful marketing presence.

NoMatterWare's Competition.

NoMatterWare's competition consists of companies that provide expensive custom web site designs, those that provide inexpensive cookie-cutter web sites, and those who provide tools for medium priced web sites. The first two categories are not direct competition since they satisfy the needs of large companies that can afford heavy investments into their web sites, or small companies who will not pay much for the very limited capabilities that they believe they need. Our main competitors are those who cater to the companies that want the Internet to materially improve their business, but cannot afford a large investment. These competitors typically sell Internet development tools and services for a few hundred to a few thousand dollars. Typical of these competitor products and companies are EC Builder Pro, Go Biz Go, E-merge Alliance, Netopia, Bigstep, Quick Site, Just Web To, Image Café, Free Merchants and Elibrium.

While NoMatterWare does not believe that any of its competitors have the ability to offer as many capabilities as NoMatterWare's for iBusiness solutions provide, some of the competitors programs offer some competing advantages. These include monthly subscription costs lower than NoMatterWare's cost of $49.95 (some as low as $24.95 per month and some are currently offered for free) and a longer trial period than the 14 days offered by NoMatterWare (some as long as 30 days).

Some of the competitors also offer some of the same features that NoMatterWare offers, such as, no software to download or install, html capability, limited web-hosting included, availability to companies worldwide, e-commerce available in the United States and Canada, dynamic web-pages, unlimited pages, highly professional web design templates, ease of use, inventory control and human resources modules. However, it is NoMatterWare's understanding and belief that none of its competitors offer all of these features.

NoMatterWare's software is extensive. On the web side, there are 22 different "intelligent" business components and 40 different styles a business user may choose from, complete with graphics and animated buttons. All of the web site components have been designed such that they act as a dynamic on-line purchase point for the business, which is transparent to the on-line customer. NoMatterWare also integrates a fully functional contact management system complete with personal calendar, task list, contact list and event listing. Also tied into the system is a basic accounting system, complete with customer and vendor listings, sales reports, charts of accounts, and ledger reports. NoMatterWare has also built a fully functional web-based e-mail system which allows a business to receive and send e-mail from any computer connected to the Internet anywhere in the world. The Company has also developed, tested, and integrated a fully functional human resource system which automatically tracks and manages the resumes entered for the business over the Internet. The Company is also currently working on a fully functional Point of Sale Terminal system, such that the business may use the software right at the cash register in the store.

NoMatterWare's software can be sold as a branded product under the names of third party Internet service providers (ISPs), franchisers, financial institutions, and other large organizations that wish to provide electronic commerce solutions to their small business customers. NoMatterWare can be easily modified to seamlessly blend in with another "alliance" web site in less than an hour. It can be completely retrofitted to look and feel like a part of that "alliance" site.

NoMatterWare's Future Products

NoMatterWare Alberta has had a commercially saleable product since May 1999. As is common in the software industry, NoMatterWare's software is continually evolving to include more features. There have been customers using NoMatterWare's software in a production environment since May 1999, and over that period, more customers have signed up. NoMatterWare's own website at www.nomatterware.com uses the very software it has been promoting. It is currently being sold and is being used as a commercially viable product by numerous companies.

NoMatterWare's software now includes a full contact management system, a full-featured human resourcing system, website building tools, and multiple user management facility. The next stage of evolution of the software will be to integrate a full-featured accounting system into NoMatterWare thereby offering the small and medium business owner what we see as a complete business package. Subsequent to successful negotiations with ACCPAC International, NoMatterWare began developing for ACCPAC International a version of Simply AccountingR, specifically for the Internet, and tying it to NoMatterWare as an added service for NoMatterWare's clientele.

The first version of an Internet-based Simply AccountingR is scheduled to be available in the summer of 2002.

NoMatterWare's Operations.

NoMatterWare's office is in Calgary, Alberta, Canada. This location is on a main fiber optic trunk of Metronet Corporation, and we have been able to secure an extended, very inexpensive dedicated T1 Internet connection and a 10-megabit fiber connection right into our server room, plus access to a 100 megabit wireless Internet connection from a major provider, of which we currently use between 10 - 20 megabits.

To date, all development has taken place in Canada which allows NoMatterWare to substantially reduce cost, since programming labor is considerably cheaper in Canada than in the United States, and the currency exchange rate provides further savings.

NoMatterWare keeps operating costs low by providing a high degree of automation and by providing a user friendly capability to let our customers structure and maintain their own web sites.

NoMatterWare intends to create a marketing division, which will survey our customers regularly to find out how their businesses are evolving, and how NoMatterWare can deliver the best solution for their customers.

NoMatterWare has its own highly skilled testing and documentation staff to extensively test their products before they are released. Once released and implemented the same team7 is available to answer questions, evaluate problems and fix bugs. With this team's assistance, they also provide a comprehensive on-line help system for their customers.

To further support their customers, NoMatterWare is exploring the option of using a call center to handle questions that customers may have. The Company recognizes the need to provide such a service 24 hours per day and is looking for a company that can not only provide such coverage, but also be able to handle 24-hour web-based support.

Government Regulation.

There are currently no government regulations limiting or restricting the sale or leasing of our products, Internet software.

NoMatterWare's Employees.

NoMatterWare currently has 7 employees, all of which are full time and 20 full-time contract-employees.

NoMatterWare's Facilities.

NoMatterWare currently rents 9,250 square feet in a multi-story office building in the City of Calgary at Suite 500, 2710 17th Avenue S.E., Calgary, Alberta, Canada. Our rental rate is $8,412 per month inclusive of operating costs pursuant to a five-year lease, which commenced in July 2001. See, "ITEM 2. DESCRIPTION OF PROPERTY" for more information on this lease.

NoMatterWare's Corporate Growth Strategy.

It is NoMatterWare's philosophy to ensure an adequate return on investment from every advertising dollar spent, and push the main workload into the hands of the end user client, while at the same time carefully ensuring that the end users tasks are made as efficient as possible.

In running with such the fewest number of staff members as possible, all marketing processes must be efficient, and will be established in the following fashion:

Early Stage (establishing the foundation). During this stage, the primary focus will be on establishing a solid client base, and degree of profitability. Initial cost analysis indicates that our break-even point is approximately 4,000 active customers. All early stage marketing will focus on the establishment of strategic alliances with such companies as internet service providers, web developers, and other firms in a position to actively promote NoMatterWare to their large groups of customers. NoMatterWare has also begun the development of a sales and marketing system, as well as a full on-line help and bug tracking system. At this time the bug tracking system is in place, and has been used extensively for testing of the software, while the sales and help systems are currently at the design stages.

The Company has also secured a contract with ACCPAC International, Inc., ("ACCPAC") which is internationally recognized for their accounting software and is a subsidiary of Computer Associates International Inc. ACCPAC has formulated a signed arrangement with NoMatterWare, which provides that NoMatterWare writes the Internet-based version of one of ACCPAC's products, Simply AccountingR Pursuant to this agreement, NoMatterWare will bear the cost of development of the web-based program, while ACCPAC will bear the cost of marketing it. All revenue generated from sales of the new "Internet" Simply AccountingR will be split 50-50 between ACCPAC and NoMatterWare for the first 12 months from the date of release. NoMatterWare will also become a recognized partner of ACCPAC and hopes to generate substantial consulting revenue in that capacity in the long run.

Second Stage (establishment of distribution channels and targeting acquisitions/reorganizations) At this stage, NoMatterWare will continue to build on its established relationships and marketing successes, by rolling out similar partnerships and strategies in other major centers. We will also seek partnerships with major computer companies.

As we continue to build our on-line corporate presence and increase our revenue stream, we intend to plan for the acquisition and development of complimentary products and services to further enhance our distribution channels, and strengthen our market position. NoMatterWare will also target franchise companies for the provision of NoMatterWare based web presences for their franchisees. This marketing strategy will be centered on the premise that the franchiser recognizes that a local web presence for each franchisee is important, yet the franchiser wants to control the look and feel of the site and the content related to the franchise products and services.

As NoMatterWare becomes a more diverse and well-rounded software development company, the need will arise for the creation of brand awareness. At this stage, the Company intends to begin a promotional campaign, by sponsoring events, advertising on TV, radio, and billboard, and also diversifying into other markets for name branding.

This second stage involves developing brand identity and could cost up to $5,000,000. These funds are expected to come from positive cash flow and private placements of equity and other securities of NoMatterWare. There is no specific date for the completion of this phase as it will evolve with business growth and no guarantees or assurances can be given that the Company will have access to sufficient funds or that this stage will be completed.

ITEM 2. DESCRIPTION OF PROPERTY

NoMatterWare's property holdings are as follows:

Premises: Suite 500, 2710-17th Avenue S.E. Calgary, AB

Area: 9,250 square feet

Effective July 1, 2001, NoMatterWare Alberta leased this property at the rates set forth below, plus operating costs of $4.75 per square foot and parking costs of $349.00. During the first year of the lease, NoMatterWare Alberta pays a total of $8,412.00 per month for this lease, not including applicable taxes. The lease is for five years. This property serves as NoMatterWare's administrative headquarters.

The landlord of the building, 924339 Alberta Ltd., is an affiliate of NoMatterWare by virtue of its common director, Mr. William Burns. See, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" below.

Base rent
Year 1:	$5.71 psf
Year 2:	$6.34 psf
Year 3:	$6.97 psf
Year 4:	$7.61 psf
Year 5:	$8.24 psf

ITEM 3. LEGAL PROCEEDINGS

A. On or about November 25, 1999, NoMatterWare Alberta entered into a Participation Agreement with Global Solutions Network, Inc., a Florida corporation, which contemplated the plaintiff rendering certain services to NoMatterWare Alberta in exchange for $12,500. On June13, 2001, the Company was named as a defendant in a Complaint filed with the Broward County Florida Circuit Court, Civil Action #01010569, by Global Solutions Network Inc. As far as the Company can determine, only preliminary discovery has commenced in this matter. The Complaint seeks payment of $15,000 for an alleged breach of contract between the Company and the plaintiff, along with the costs of breach of contract. The Company is conducting an investigation of this matter but is currently not aware of the status of this case. The Company has not been able to contact the plaintiff's attorney of record to discuss this matter. As of the date of this filing, the Company has not filed an Answer to the Complaint. Upon completion of its investigation, the Company shall take all appropriate action, including, if necessary, the filing of an Answer and possible Counterclaims. The Company denies all allegations found in the plaintiff's Complaint and intends to vigorously defend itself.

B. On June 27, 2001, a shareholder of the Company, Ms. Rania Koutsakis, filed a Statement of Claim against NoMatterWare Alberta in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Action #0101-12460, seeking the return of $20,000 US, plus interest at the rate of 15% or $25,000 US). The Company filed its Statement of Defence on November 20, 2001 and examinations for discovery are scheduled to take place during the second quarter of fiscal year 2002. The plaintiff claims that a representative of NoMatterWare Alberta made certain misrepresentations regarding the trading of NoMatterWare Alberta's stock on the Nasdaq stock exchange and the value of the shares of NoMatterWare Alberta. The Plaintiff claims that as a result of these misrepresentations she subscribed for a total of $20,000 of NoMatterWare Alberta shares of common stock. NoMatterWare Alberta denies all allegations found in the Plaintiff's Statement of Claim and intends to vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2001, Cactus Spina Inc. noticed and convened a Special Meeting of Shareholders for the purpose of approving the Plan and Agreement of Reorganization between Cactus Spina Inc. and NoMatterWare, Inc., a Nevada corporation (which is now known as "NMW, Inc."). Pursuant to the Plan and Agreement of Reorganization, each share of NoMatterWare Common Stock was to be exchanged for one (1) share of Cactus Spina, Inc., Common Stock. Upon the completion of the reorganization, Cactus changed its name to NoMatterWare, Inc. 902,000 shares, representing 90.2% of the total issued and outstanding shares of Cactus Spina were present at the meeting. All 902,000 of such shares, voted in favor of the action.

NoMatterWare's shareholders held a similar meeting on September 28, 2001, which was adjourned to November 19, 2001. 5,092,177 shares, representing 96% of the total issued and outstanding shares of NoMatterWare were present at the meeting. All 5,092,177 of such shares voted in favor of the action.

PART II

ITEM 5. MARKET FOR STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, NoMatterWare's shares were not listed or approved for quotation on any securities exchange or quotation system. On March 5, 2002, the National Association of Securities Dealers approved NoMatterWare's stock for quotation on the Over-the-Counter Bulletin Board quotation system under the symbol "NOMW". As of the time of this filing, there are approximately 346 shareholders of NoMatterWare. As of April 12, 2002, there were four market makers in NoMatterWare's stock. The last available reported trade by the OTC/BB prior to the filing to this report was April 2, 2002, at $0.47.

No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. NoMatterWare does not anticipate or intend upon paying dividends for the foreseeable future

ITEM 6. PLAN OF OPERATION.

The following description of our Plan of Operation contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report. Unless specified otherwise as used herein, the terms "we", "us" or "our" refers to NoMatterWare, Inc. and its wholly owned subsidiaries. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "continue", "believe" or other similar words.

Management believes that NoMatterWare is a few months away from generating sufficient revenue that would cover the present operating expenses of its subsidiary, NoMatterWare Alberta. The need to raise funds to meet monthly expenses is still required and based on our current assets and our current revenue approximately $1.5 million will be required for the next 12-month period. If we are successful in completing the Simply AccountingR program and generating additional sales from that program and partnership, the amount of money that we will have to raise could be reduced to $1 million.

Management intends to raise these required funds by selling Convertible Debentures. At present NoMatterWare is incurring very high development costs due to the new software that is being designed. Upon completion of the Simply AccountingR program, we will immediately focus on a new Point of Sale ("POS") software, which will require us to purchase or acquire the license to a traditional POS system and then develop the "on-line" or web version in-house. This program is estimated to cost between $700,000 and $1,000,000. Therefore, we see our present level of expenses continuing for at least the next six to eight months.

NoMatterWare Alberta will need to purchase new computers within the next 12 months at a projected cost of approximately $40,000. NoMatterWare does not expect any further equipment purchases during the next 12 months.

NoMatterWare and NoMatterWare Alberta will require approximately 20 additional employees over the next 12 months. These new employees will be required to expand NoMatterWare's service and marketing areas. Most of the major expansion will be done through contracting with other companies such as telephone centers.

ITEM 7. FINANCIAL STATEMENTS.

Grant Thornton LLP Chartered Accountants Management Consultants Canadian Member Firm of Grant Thornton International	Grant Thornton
NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated
Financial Statements
December 31, 2001

Grant Thornton LLP Chartered Accountants Management Consultants Canadian Member Firm of Grant Thornton International

Independent Auditors' Report

To the Shareholders and Board of Directors of

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)

We have audited the consolidated balance sheets of NoMatterWare Inc. (formerly, Cactus Spina, Inc.) (A Development Stage Company) as at December 31, 2001 and April 30, 2001 and the consolidated statements of operations and shareholders' equity and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and April 30, 2001 and the results of its operations and cash flows for the periods then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established sources of revenue and is dependent on its ability to secure financing. This raises uncertainty of its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada March 22, 2002	/s/ Grant Thornton LLP Grant Thornton Chartered Accountants
Suite 2800 500- 4 Avenue S.W. Calgary, Alberta T2P 2V6 Tel: (403) 260-2500 Fax: (403) 260-2571

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Amounts are expressed in U.S. Dollars)

	December 31, 2001	April 30, 2001
(Note 14)
Assets
Current
Cash and cash equivalents	$ 2,256	$ 1,708
Receivables	43,828	4,406
Deposits and retainers	10,252	34,102
	56,336	40,216

Property and equipment (Note 4)	147,215	126,622
Software technology	337,650	337,650
Deferred development costs	917,196	447,784
	$ 1,458,397	$ 952,272
Liabilities
Current
Payables and accruals	$ 364,803	$ 221,913
Loans payable (Note 5)	15,713	885,712
Current portion of long-term debt	45,474	-
	425,990	1,107,625
Long-term debt (Note 6)	731,559	86,153
	1,157,549	1,193,778
Shareholders' Equity
Capital stock (Note 7)	1,614,105	614,105
Contributed capital (Note 8)	227,100	227,100
Deficit accumulated during the development stage	(1,544,233)	(1,120,089)
Foreign exchange adjustment	3,876	37,378
	300,848	(241,506)
	$ 1,458,397	$ 952,272

Contingencies and commitments (Notes 11 and 12)

On behalf of the Board
Director	Director

See accompanying notes to the financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Amounts are expressed in U.S. Dollars)

	Eight Months Ended December 31, 2001	Year Ended April 30, 2001	From date of inception to December 31, 2001
(Note 14)
Revenue	$ 61,830	$ 12,953	$ 83,182
Expenses
Advertising	15,491	34,196	108,934
Depreciation	29,444	30,488	66,000
Consulting	138,267	187,408	616,087
Office	80,616	74,048	230,950
Professional fees	70,207	34,806	110,266
Rent	62,533	35,903	125,243
Travel	23,929	41,392	85,707
Wages	65,487	36,021	284,128
	485,974	474,262	1,627,415

Net loss	$(424,144)	$ (461,309)	$ (1,544,233)
Basic and diluted loss per share	$ (0.06)	$ (0.08)	$ (0.22)

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Deficit
(Amounts are expressed in U.S. Dollars)

	Eight Months Ended December 31, 2001	Year Ended April 30, 2001
(Note 14)

Deficit, beginning of period	$ (1,120,089)	$ (658,780)
Net loss	(424,144)	(461,309)
Deficit, end of period	$(1,544,233)	$(1,120,089)
See accompanying notes to the financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts are expressed in U.S. Dollars)

	Eight Month Ended December 31, 2001	Year Ended April 30, 2001	From date of inception to December 31, 2001
(Note 14)
Increase (decrease) in cash and cash equivalents
Operating
Net loss	$(424,144)	$(461,309)	$(1,544,233)
Depreciation and amortization	29,444	30,488	66,100
Foreign currency translation adjustment	(33,502)	31,095	3,876
	(428,202)	(399,726)	(1,474,257)
Change in non-cash operating working capital (Note 10)	127,318	61,257	548,820
	(300,884)	(361,988)	(925,437)
Financing
Net advances from long-term debt	690,880	774,969	777,033
Net advances on loans payable	130,001	(23,519)	1,015,713
Issue of common shares	-	-	445,280
	820,881	751,450	2,238,026
Investing
Purchase of property and equipment	(50,037)	(121,184)	(224,312)
Deferred development costs	(469,412)	(299,563)	(917,196)
Purchase of software technology	-	-	(168,825)
	(519,449)	(420,747)	(1,310,333)

Net increase (decrease) in cash and cash equivalents	548	(7,766)	2,256
Cash and cash equivalents, Beginning of period	1,708	9,474	-
End of period	$ 2,256	$ 1,708	$ 2,256
See accompanying notes to the financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
1. Nature of operations

The Company was incorporated as Cactus Spina, Inc., on April 16, 1996 under the laws of the State of Nevada. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

Effective September 12, 2001, the Securities and Exchange Commission approved the acquisition of NoMatterWare Inc., a Nevada Corporation. Subsequent to that date, the Company changed its name to NoMatterWare Inc. and the original NoMatterWare was renamed NMW, Inc.

On January 20, 2000, NMW, Inc. (formerly NoMatterWare Inc. and previous to that, Travis Technologies Inc.) acquired all of the issued and outstanding shares of NoMatterWare Inc. a company registered under the laws of the Province of Alberta, Canada, by issuing its shares, on a one to one basis.

Both acquisitions have been accounted for using the "pooling of interests" method and the results of operations are included in this consolidation from the date of incorporation of NoMatterWare Inc. (the Alberta corporation) of May 14, 1999.

The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company has purchased certain development software that as of December 31, 2001 does not yet have an established market. The Company's ability to continue and discharge its liabilities in the normal course of operations depends upon securing adequate financing and achieving profitable operations.
2. Summary of significant accounting policies

This summary of accounting policies for NoMatterWare Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements. Amounts are expressed in U.S. dollars.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
2. Summary of significant accounting policies (Continued)

Principles of consolidation

The consolidated financial statements include the accounts of wholly owned subsidiaries, NMW, Inc., a Nevada corporation and NoMatterWare Inc., an Alberta Canada Corporation, after the elimination of inter-company transactions and balances.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all cash on hand and cash on deposit with banks and held in trust by lawyers, without restrictions to be cash and cash equivalents.

Use of estimates

The preparation of the financial statements in accordance with United States generally accepted principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ and affect the results reported in these consolidated financial statements.

Financial instruments

The Company has estimated the value of its financial instruments, which include accounts receivable, accounts payable and loans payable. The Company used valuation methodologies and market information available as at year-end and has determined that the carrying amounts of such financial instruments approximate fair market value in all cases.

Depreciation

Depreciation is provided over the estimated useful lives of the property and equipment using the following methods and annual rates:
Furniture and equipment	30% declining balance
Computer hardware	30% declining balance
Leasehold improvements	5 years, straight-line
Auto equipment	30% declining balance

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
2. Summary of significant accounting policies (Continued)

Amortization of intangibles

The software license purchased will be amortized upon the Company commencing operations using the software application.

Deferred development costs

All costs relating to software tools developed in conjunction with the technology license. These costs will be amortized over the estimated useful life of each project commencing with commercial sale of the tools. Should the company determine that no future benefit will be realized from a project, related unamortized costs remaining will be charged to operations.

Translation of foreign currencies

All of the assets and liabilities of self-sustaining subsidiaries are translated at the year end rate of exchange. Revenue and expenses are translated at the average rate of exchange for the year. The translation adjustment is included in the shareholders' equity on the consolidated balance sheet under the caption "Foreign exchange adjustment".

Loss per share

Loss per share is based upon the weighted average number of shares outstanding during the year. The weighted average is calculated based upon the number of shares of Cactus Spina, Inc. issued on the acquisition of NoMatterWare Inc. as outlined in Note 3 from November 19, 2001 to September 12, 2001 and the actual number of shares of Cactus Spina, Inc. issued and outstanding during the period from the date of acquisition to December 31, 2001.

Income taxes

The Company uses the liability method for accounting for income taxes where future tax assets and liabilities are recognized based on differences between carrying value and tax value of assets and liabilities.

NoMatterWare Inc.

(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
3. Business combination

Effective September 12, 2001, pursuant to a S-4, Registration Statement, Cactus Spina, Inc. (Cactus) acquired all the issued and outstanding common shares of NoMatterWare Inc. (NoMatterWare). As consideration Cactus issued 5,280,592 common shares on the basis of one share for one NoMatterWare share so acquired. As a result, the former shareholders of NoMatterWare hold in excess of 50 percent of the voting shares of the combined entity.

Cactus and NoMatterWare are related corporations by virtue of common directors and management. The acquisition has been recorded based on the carrying value of the net assets of Cactus being $Nil.

The year-end of Cactus is December 31, 2001, while the year-end of NoMatterWare, Inc. was April 30. The Statements of Operations, Deficits and Cash Flows for the current period are for the eight months ended December 31, 2001 and the comparative figures are for the year ended April 30, 2001. Cumulative amounts are from the date of incorporation of the Alberta corporation, NoMatterWare Inc. being May 14, 1999.
4. Property and equipment

December 31, 2001				April 30, 2001
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Furniture and fixtures	$ 29,585	$ 13,493	$ 16,092	$ 18,907
Computers	138,861	47,654	91,207	13,659
Leasehold improvements	40,280	4,491	35,789	3,360
Auto equipment	4,588	462	4,126	-

	$ 213,314	$66,100	$147,214	$ 35,926

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
5. Loans payable
	December 31, 2001	April 30, 2001
Loan payable to a company controlled by the former President of the Company	$ -	$ 885,712
Promissory note, bearing interest at 10%, repayable at $25,000 Cdn. by April 17, 2002	15,713	-
	$ 15,713	$ 885,712

Security on the promissory note is provided by a specific receivable of $30,947.
6. Long-term debt
	December 31, 2001	April 30, 2001
Loan payable to a company controlled by affiliates of the Company, non-interest bearing, with no set terms of repayment	$ 79,580	$ 35,684
Loan payable to a company controlled by the former President of the company, non-interest bearing, with no set terms of repayment	28,113	-
Loan payable to a company controlled by the former President of the Company, bearing interest at 12% repayable in monthly installments of $614 per month plus interest	36,828	-
Convertible debentures, bearing interest at Royal Bank of Canada prime rate plus 2%, due March 5, 2003	551,000	-
Other loans, non-interest bearing, no set terms of repayment	34,953	50,469

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
6. Long-term debt (Continued)
	December 31, 2001	April 30, 2001
Equipment lease, repayable in monthly installments of $3,278 including interest, maturing October, 2003	46,559	-
	777,033	86,153
Less current portion	(45,474)	-

	$ 731,559	$ 86,153

The debentures were issued at various conversion rates between $0.50 and $5.00 per share. Subsequent to year-end, management and the debenture holders agreed to amend all of the debentures to a consistent conversion rate of $1.00 per share.
7. Capital stock

Authorized:

The Company is authorized to issue 10,000,000 common shares with a par value of $0.001.

December 31, 2001			April 30, 2001
	Number of Shares	Value	Number of Shares	Value
Issued:
Balance, beginning of period	5,280,592	$ 614,105	5,280,592	$ 614,105
Adjustment on business combination	(4,280,592)	-	-	-
	1,000,000	614,105	5,280,592	614,105
Shares issued to acquire subsidiary	5,280,592	-	-	-
Shares issued as repayment of loans payable	1,000,000	1,000,000	-	-
Balance, end of period	7,280,592	$ 1,614,105	5,280,592	$ 614,105

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
7. Capital stock (Continued)

1,000,000 common shares with an ascribed value of $1,000,000 were issued to a company controlled by the former President of the Company as partial repayment of loans advanced to the Company to finance operations.

Stock options

Effective April 2, 2000, the Company established a stock option plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 500,000 shares.

Effective October 28, 2001, the Company granted options to two officers of the Company to purchase 400,000 shares at $0.50 per share, expiring October 18, 2005.

The Company has adopted a new stock option and stock award plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 2,000,000 shares exclusive of options outstanding at the time of the adoption of the plan.
8. Contributed capital

Effective September 1, 1999, the Company purchased development software from a company controlled by affiliates of the Company. The agreement included the payment of monthly maintenance fees of $30,000 Canadian. Effective April 30, 2001, the agreement was amended to waive the maintenance fees from the original date of the agreement. The recovery of these fees have been recorded as contributed capital.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
9. Income taxes
	December 31, 2001	April 30, 2001
Provision for income taxes	$ 178,000	$ 193,000
Tax benefit at statutory rates	(178,000)	(193,000)
Increase in valuation allowance	$ -	$ -

The components of deferred tax assets and liabilities are:
Net operating losses carry-forward	$ 672,000	$ 494,000
Valuation allowance	(672,000)	(494,000)
	$ -	$ -

The Company has losses for Canadian income tax purposes of approximately $1,600,000, the related tax benefit of which, estimated to be $672,000, has not been recorded in these financial statements. Unless sufficient taxable income is earned to utilize these losses they will expire as follows:
2006	$ 166,000
2007	747,000
2008	687,000
$ 1,600,000

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
10. Change in non-cash operating working capital
	December 31, 2001	April 30, 2001	From date of inception, December 31, 2001
(Note 14)
Receivables	$ (39,422)	$ 2,992	$(43,828)
Deposits and retainers	23,850	(34,102)	(10,252)
Due from shareholders	-	10,532	-
Payables	142,890	81,835	602,900
	$ 127,318	$ 61,257	$ 548,820
11. Commitments

The Company has entered into a lease for office facilities until June, 2006 from a company whose principal shareholders are directors or officers of the Company. Lease payments in Canadian dollars including operating costs are as follows:
2002	$157,250
2003	$166,500
2004	$175,750
2005	$185,000
2006	$ 94,813
12. Contingencies

The Company is the defendant in a lawsuit by a shareholder who is seeking the repurchase by the Company of 5,000 shares in the Company for $20,000 plus interest and costs. The Company is defending this suit and the outcome is currently not determinable.

NoMatterWare Inc. NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)

December 31, 2001
13. Subsequent events

Subsequent to year-end, the Company issued 742,340 common shares for payment of services with an ascribed value of $86,148.

In addition, subsequent to year-end, the courts granted a judgment against the Company in favour of a shareholder who was seeking that the Company repurchase 3,000 shares in the Company for $15,000. The judgment awarded was for $25,018 Canadian including costs and interest.
14. Comparative figures

Effective May 1, 2000, the Company has retroactively capitalized certain costs as deferred development costs. As restated, beginning deficit has decreased by $148,221 and expenses during the year ended April 30, 2001 have been reduced by $299,563 with the total being capitalized as deferred development costs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Accountants

In July 2001, pursuant to unanimous consent of the Board of Directors, the Company approved the engagement of Grant Thornton, Chartered Accountants, as its independent auditors for the fiscal years ending December 31, 2000, December 31, 1999, and December 31, 1998, and in the subsequent interim period to replace Michael A. Segelstein, Certified Public Accountant, who was dismissed.

The report of Michael A. Segelstein on the Company's financial statements for his last fiscal year audit, which was December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion and was not qualified (except that of a going concern) or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for prior year ends and any subsequent interim period preceding the date of change, there were no disagreements with Michael A. Segelstein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Michael A. Segelstein would have caused Michael A. Segelstein to make reference to the matter in his report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON
Name	Age	Position	Period Served
William Burns	54	President , C.E.O and member of Board of Directors of NoMatterWare, Inc; President and member of Board of Directors of NMW Inc. and NoMatterWare Alberta	June 2000 - Present
Denice Hansen	42	Vice-President-Director of Marketing	May 2000-Present
Victor Arcuri	53	Member of Board of Directors	March 2002 - Present
Tom Milne	55	Member of Board of Directors	March 2002-Present
Earl Gilbrech	57	Member of Board of Directors	February 2002 - Present

William H.W. Burns-CEO, President and member of the Board of Directors, President and member of the Board of Directors of NoMatterWare, Inc. and NoMatterWare Alberta.

Mr. Burns served as the Chief Operating Officer of the Company from June 2000 until February 2002, when he transitioned into the role of President/Chief Executive Officer. Mr. Burns was also named to the Board of Directors of NoMatterWare on October 18, 2001. Mr. Burns formerly served as the National Advertising Manager for Sun Media and brings a wealth of Fortune 1000 contacts and boardroom experience to NoMatterWare. Mr. Burns has over 20 years of experience in the marketing and promotions area. From 1997 until he joined NoMatterWare in 2000, Mr. Burns was the Classified Advertising Manager of The Calgary Sun National and, from 1994-1997, he was President and Publisher of the Baya Group, an interactive telephone response company.

Denice Hansen-Vice President/Director of Marketing

Formerly of the Calgary Sun daily newspaper, from 1997 until she joined NoMatterWare. Mrs. Hansen was the top commission producer for advertising sales for several years, winning numerous awards for excellence in the sales field, as well as substantially increasing advertising revenue in the newspaper. From 1993 until 1997, she was a director and personal trainer with the Fish Creek Racquet Club.

Victor G. Arcuri-Member of the Board of Directors

Mr. Arcuri, 54, joined the Board of Directors of NoMatterWare in March 2002. Mr. Arcuri has been the Manager and a member of the Board of Directors of Arvic Search Services Inc. since April 1982. Arvic Search Services is a private corporation based in Calgary, Alberta that is recognized as one of Canada's leading expert in the specialized field of protection of business names, brand names, trademarks and corporation identities. Mr. Arcuri presently lives in Calgary, Alberta.

Earl Gilbrech-Member of the Board of Directors

Mr. Gilbrech, 57, joined the Board of Directors of NoMatterWare in March 2002. Mr. Gilbrech is presently serving on the Board of Directors of American Institutional Investors, Ltd., Belize and American Dredging Ltd. and Belize Life and Health Insurance Company. Mr. Gilbrech has more than 30 years of sale and marketing experience in the financial services industry and real estate development industry. Mr. Gilbrech holds degrees from Arizona State University and completed graduate studies at the University of California, Los Angeles. Mr. Gilbrech presently lives in Scottsdale, Arizona.

Tom Milne-Member of the Board of Directors

Mr. Milne, 55, joined the Board of Directors of NoMatterWare in March 2002. Mr. Milne served as an interim Chief Financial Officer of NoMatterWare, Inc. during the first quarter of fiscal year 2000. From April 2000 to the present, Mr. Milne has been the Chief Financial Officer and a member of the Board of Directors of China Broadband Corporation, which is a leading broadband Internet provider in China. Mr. Milne is a member of the Board of Directors of M3 Energy Inc. and Longview Petroleum Limited. Mr. Milne is the Chief Executive Officer of Precise Details, Inc. From September 1997 to October 1998, Mr. Milne served as the Chief Financial Officer of Arakis Energy and from February 1985 to September 1997 he served as the Vice President and Treasurer of NOVA Corporation. Mr. Milne earned a diploma in Business Administration from Mount Royal College in 1967 and a degree in Banking from the Institute of Canadian Bankers in 1977.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the CEO or President of NoMatterWare during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of NoMatterWare are included in the table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position	Fiscal Year Ended (1)	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)
Bradley Churchill, President	2001 2000 1999	47,545(1) 69,732(2) 37,719	0 0 0	0 0 0

Notes:

  All amounts were paid to FTCG Enterprises Inc., of which Mr. Churchill is the sole officer, director and shareholder.
  Earnings as employee were $32,330. Amounts paid to FTCG Enterprises Inc. were $37,402.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of March 31, 2001, with respect to the beneficial ownership of NoMatterWare's common stock by each person known by NoMatterWare to be the beneficial owner of more than 5% of the outstanding common stock, by each of NoMatterWare's officers and directors, and by the officers and directors of NoMatterWare as a group. Unless otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock owned by them.

Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Name of Beneficial Owner	Shares Owned Beneficially (1)	Percent of Class*
Brad Churchill	1,890,007(2)	23.6%
Kurt Tosczak	1,477,500	18.2%
William H.W. Burns	625,000(3)	7.7%
Denice Hansen	225,000(4)	2.8%
Victor Arcuri	533,333(5)	4.5%
Tom Milne	50,000(6)	-
Earl Gilbrech	-	-
All Officers and Directors as a group	1,433,333	16.4%
(5 Persons)

* Percent of class based upon 8,022,932 shares outstanding on March 25, 2002.

(1) The term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(2) These shares are held in the name of FTCG Enterprises, Inc., which is a corporation organized under the laws of Belize. Its sole officer, director and shareholder is Mr. Brad Churchill.

(3) This amount includes options for 125,000 shares, which are vested and may be exercisable during the next 60 days.

(4) This amount includes options for 125,000 shares, which are vested and may be exercisable during the next 60 days.

(5) This amount includes a convertible debenture for $325,000 convertible at the rate of $0.75 per share. All of the securities reported for Mr. Arcuri are held in the name of Infinity CCS, Inc., of which Mr. Arcuri is the sole director.

(6) This amount includes options for 40,000 shares, which are vested and may be exercisable during the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2000, the Company entered into a consulting agreement with Ms. Denice Hansen's company, D&L Ventures Inc., whereby Ms. Hansen is paid $ 48,510 US per year to serve as an officer of NoMatterWare. This agreement is for five (5) years.

On July 3, 2001, NoMatterWare Alberta entered into a written five-year lease agreement with SBAC Properties ("SBAC") for 9,250 square feet of office space in a multi-story office building located at 2710 17th Avenue, S.E., Calgary, Alberta (see "ITEM 2. DESCRIPTION OF PROPERTIES"). SBAC is a private Alberta corporation that is owned by a group of individuals that are also officers, directors, consultants and/or affiliates of the Company. Mr. Bill Burns, the present Chief Executive Officer and President, Ms. Denice Hansen, Vice President, Mr. Brad Churchill, an owner of more than ten percent of the issued and outstanding shares of the Company and the former President of the Company, and Mr. Steve Krystakis, the Director of Programming, collectively are the beneficial owners of SBAC.

On October 15, 2001, NoMatterWare Alberta entered into a licensing agreement with Arvic Search Services Inc. for the non-exclusive, worldwide use of certain credit card processing services owned by Arvic Search Services Inc. for a one-year period, with an automatic one-year renewal. Mr. Victor Arcuri is the manager and a member of the Board of Directors of Arvic Search Services Inc. Mr. Arcuri became a member of the Board of Directors of NoMatterWare on March 1, 2002. Pursuant to this agreement, compensation for the use of Arvic Search Services credit card processing services is paid by the person conducting the transaction and not NoMatterWare.

ITEM 13. EXHIBITS AND RPORTS ON FORM 8-K.

(a)

Exhibits Description

*2.1 Agreement and Plan of Merger, dated as of April 1, 2000, between Cactus Spina, Inc., and NoMatterWare, Inc. (included as Appendix A to the Proxy Statement-Prospectus forming a part of this Registration Statement and incorporated herein by reference)

*3.1 Articles of Incorporation of Cactus Spina, Inc.

*4.1 Text of Common Stock Certificate for Cactus Spina, Inc. (renamed NoMatterWare, Inc.)

*10.1 Sales Agreement between NoMatterWare, Inc., and Churchill Consulting Services, Inc., dated September 1, 1999, and Addendum April 27, 2001.

*10.2 Development Agreement between NoMatterWare, Inc., and ACCPAC International, Inc., dated March 15, 2001.

*10.3 Master Equipment Lease Agreement between NoMatterWare, Inc., and Hewlett-Packard (Canada) Ltd., dated August 23, 2000.

23.1 Consents of Grant Thornton LLP

* Previously submitted

(b) Reports on Form 8-K filed.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMATTERWARE, INC.

By: /s/ William H.W. Burns
Name: William H.W. Burns
Title: President, Principal Executive, Financial and Accounting Officer
Date: April 12, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ William H.W. Burns
Name: William H.W. Burns
Title: President and Member of the Board of Directors
Date: April 12, 2002

 By: /s/ Victor Arcuri
Name: Victor Arcuri
Title: Member of the Board of Directors
Date: April 12, 2002

 By: /s/ Earl Gilbrech
Name: Earl Gilbrech
Title: Member of the Board of Directors
Date: April 12, 2002

 By: /s/ Tom Milne
Name: Tom Milne
Title: Member of the Board of Directors
Date: April 12, 2002