Form 10KSB/A
period 2001-12-31
NOMATTERWARE INC
filed 2002-04-15
CIK 1120023

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Amendment No. 1

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

PART III

ITEM 13. EXHIBITS

This Amendment No. 1 is being filed only to attach Exhibit 23 which was inadvertently not filed with the Form 10-KSB earlier today.