Form 10QSB
period 2002-03-31
NOMATTERWARE INC
filed 2002-05-15
CIK 1120023

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-33307

NOMATTERWARE, INC.
(Exact name of small business issuer
as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	77-0426995 (IRS Employer Identification No.)

Suite 500, 2710-17th Ave S.E., Calgary, Alberta, Canada T2A 0P6
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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

8,022,932 shares of common stock, $0.01 par value, as of May 13, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	3
Statements of Cash Flows	4
Statements of Shareholders' Deficiency	5
Notes to Unaudited Consolidated Financial Statements	6 to 8

 NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Amounts are expressed in U.S. Dollars)
(Unaudited)
	March 31,	December 31,
	2002	2001
Assets
Current
Cash and cash equivalents	$1,819	$2,256
Accounts receivable	58,453	43,828
Deposits and retainers	9,535	10,252

	69,807	56,336

Property and equipment (Note 4)	136,970	147,215
Software technology	337,650	337,650
Deferred development costs	1,069,888	917,196

	$1,614,315	$1,458,397

Liabilities
Current
Payables and accruals	$451,697	$364,803
Loan payable (Note 5)	16,100	15,713
Current portion of long-term debt	45,474	45,474

	513,271	425,990
Long-term debt (Note 6)	990,427	731,559

	1,503,698	1,157,549

Shareholders' Deficiency
Capital stock (Note 7)	1,700,253	1,614,105
Contributed Capital (Note 8)	227,100	227,100
Deficit accumulated during the development stage	(1,829,016)	(1,544,233)
Foreign exchange adjustment	12,280	3,876

	110,617	300,848

	$1,614,315	$1,458,397

On behalf of the Board /s/ William H.W Burns Director	/s/ Victor Arcuri Director

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Amounts are expressed in U.S. Dollars)
(Unaudited)
			From date
	Quarter Ended	Quarter Ended	of inception to
	March 31,	March 31,	March 31,
	2002	2001	2002

Revenue	$1,732	$1,187	$84,914

Expenses
Advertising	5,890	4,592	114,824
Depreciation	10,376	7,435	76,476
Consulting	94,680	53,030	710,767
Office	33,096	10,299	264,046
Professional Fees	72,505	3,973	182,771
Rent	29,670	9,892	154,913
Travel	2,355	9,729	88,062
Wages	37,943	35,144	322,071

	286,515	134,094	1,913,930

Net Loss	$(284,783)	$(132,907)	$(1,829,016)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.25)

Consolidated Statements of Shareholders' Deficiency
(Amounts are expressed in U.S. Dollars)
(Unaudited)
	Quarter Ended	Year Ended
	March 31,	December 31,
	2002	2001

Deficit, beginning of period	$(1,544,233)	$(1,120,089)

Net loss	(284,783)	(424,144)

Deficit, end of period	$(1,829,016)	$(1,544,233)

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts are expressed in U.S. Dollars)
(Unaudited)
			From date
	Quarter Ended	Quarter Ended	of inception
	March 31,	March 31,	to March 31,
	2002	2001	2002

Increase (decrease) in cash and cash equivalents

Operating
Net loss	$(284,783)	$(132,907)	$(1,829,016)
Depreciation	10,376	7,435	76,476
Foreign currency translation adjustment	8,404	(7,160)	12,280

	(266,003)	(132,632)	(1,740,260)

Change in non-cash operating
working capital (Note 9)	72,986	28,607	383,709

	(193,017)	(104,025)	(1,356,551)

Financing
Net advances from long-term debt	258,868	198,855	1,035,901
Net advances on loans payable	387	-	1,016,100
Issue of common shares	86,148	-	927,353

	345,403	198,855	2,979,354

Investing
Purchase of property and equipment	(131)	(24,469)	(213,446)
Deferred development costs	(152,692)	(183,047)	(1,069,888)
Purchase of software technology	-	-	(337,650)

	(152,823)	(207,516)	(1,620,984)

Net (decrease) increase in cash and cash
equivalents	(437)	(112,686)	1,819

Cash and cash equivalents,
Beginning of year	2,256	104,664	-

End of year	$1,819	$(8,022)	$1,819

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

1. Nature of operations

The Company was incorporated on April 16, 1996 under the laws of the State of Nevada. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

Effective September 12, 2001, the Securities and Exchange Commission approved the acquisition of NoMatterWare Inc. Subsequent to that date, the Company changed its name to NoMatterWare Inc. and the original NoMatterWare was renamed NMW, Inc.

This acquisition has been accounted for using the "pooling of interests" method and the results of NoMatterWare Inc.'s operations are included in this consolidation from the date of NoMatterWare Inc.'s incorporation, May 14, 1999.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiaries, after the elimination of inter-company transactions and balances.

 NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

2. Summary of significant accounting policies (Continued)

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all cash on hand and cash on deposit with banks and held in trust by lawyers, without restrictions to be cash and cash equivalents.

Use of estimates

The preparation of the financial statements in accordance with generally accepted principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ and affect the results reported in these consolidated financial statements.

Financial instruments

The Company has estimated the value of its financial instruments, which include accounts receivable, accounts payable and loans payable. The Company used valuation methodologies and market information available as at year end and has determined that the carrying amounts of such financial instruments approximate fair market value in all cases.

Depreciation

Depreciation is provided over the estimated useful lives of the property and equipment using the following methods and annual rates:
Furniture and equipment	30% declining balance
Computer hardware	30% declining balance
Leasehold improvements	5 years, straight line
Auto equipment	30% declining balance

Amortization of intangibles

The software license purchased will be amortized upon the Company commencing operations using the software application.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

2. Summary of significant accounting policies (Continued)

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

Loss per share

Loss per share is based upon the weighted average number of shares outstanding during the period and loss available to common shareholders. Comparative figures are based on the shares of its subsidiary company NMW, Inc. as outlined in Note 3

Income taxes

The Company uses the liability method for accounting for income taxes where future tax assets and liabilities are recognized based on differences between carrying value and tax value of assets and liabilities.

3. Business combination

Effective December 12, 2001, pursuant to a S-4, Registration Statement, NoMatterWare, Inc. (NoMatterWare) acquired all the issued and outstanding common shares of NMW Inc. (NMW) (formerly, NoMatterWare Inc.). As consideration NoMatterWare issued 5,280,592 common shares on the basis of one share for one NMW share so acquired. As a result, the former shareholders of NMW hold in excess of 50 percent of the voting shares of the combined entity.

NoMatterWare and NMW are related corporations by virtue of common directors and management. The acquisition has been recorded based on the carrying value of the net assets of NoMatterWare being $Nil.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

 4. Property and equipment
			March 31,	December 31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Furniture and fixtures	$ 29,585	$ 14,700	$ 14,885	$ 16,092
Computers	138,992	54,499	84,493	91,207
Leasehold Improvements	40,280	6,505	33,775	35,789
Auto equipment	4,588	771	3,817	4,126

	$ 213,445	$ 76,475	$ 136,970	$ 147,214

5. Loans payable

	March 31,	December 31,
	2002	2001

Promissory note, bearing interest at 10%, repayable
at $25,000 Cdn. by July 17, 2002	16,100	15,713

	$16,100	$15,713

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

6. Long-term debt
	March 31,	December 31,
	2002	2001

Loan payable to a company controlled by affiliates of the Company, non-interest bearing, with no set terms of repayment	$77,636	$79,580

Loan payable to a company controlled by the former President of the company, non-interest bearing, with no set terms of repayment	28,730	28,113

Loan payable to a company controlled by the former President of the Company, bearing interest at 12% repayable in monthly installments of $614 per month plus interest	30,734	36,828

Convertible debentures, bearing interest at Royal Bank of Canada prime rate plus 2%, due March 5,2003	824,131	551,000

Other loans, non-interest bearing, with no set terms of repayment	34,953	34,953

Equipment lease, repayable in monthly installments of $3,278 including interest, maturing October 2003	39,717	46,559

	1,035,901	777,033
Less current portion	(45,474)	(45,474)

	$990,427	$731,559

 The debentures are convertible into common shares at a rate of one share for $1 of debenture outstanding.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

7. Capital stock
Authorized:
The Company is authorized to issue 10,000,000 common shares with a par value of $0.001.

	March 31, 2002		December 31, 2001
	Number of		Number of
	Shares	Value	Shares	Value
Issued:

Balance, beginning of year	7,280,592	$ 1,614,105	5,280,592	$ 614,105
Adjustment on business combination	-	-	(4,280,592)	-
	7,280,592	1,614,105	1,000,000	614,105

Shares issued for services	742,340	86,148	-	-
Shares issued to acquire subsidiary	-	-	5,280,592	-
Shares issued as repayment of loans payable	-	-	1,000,000	1,000,000

Balance, end of year	8,022,932	$ 1,700,253	7,280,592	$ 1,614,105

Common shares were issued to a company controlled by the former President of the Company as partial repayment of loans advanced to the Company to finance operations.

Stock options

The Company has established a stock option plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 2,000,000 shares. Current stock options granted vest 50% upon granting and 25% at one and two year anniversary dates from the granting.

The Company has adopted the disclosure only provisions of SFAS #123, "Accounting for Stock- Based Compensation. The Company applies APB Opinion No.25, "Accounting for Stock issued to Employees" in accounting for its plan and generally does not recognize compensation expense for its stock based compensation plans

On March 5, 2002 the Company's stock was approved for quotation on the Over-the-Counter Bulletin Board. Due to the short trading period the volatility cannot be accurately measured for the purposes of the calculation of the fair market value of the stock based compensation and are not included in these statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

7. Capital Stock (cont'd)

Stock options

The following tables summarize stock option information as at March 31, 2002
		March 31, 2002		December 31, 2001
			Weighted		Weighted
			average		average
		Shares	exercise price	Shares	exercise price

Outstanding, beginning of period		400,000	0.50	0	0.00
Granted		724,000	0.53	400,000	0.50

Outstanding, end of period		1,124,000	0.52	400,000	0.50

Options exercisable, end of period		574,500	0.52	200,000	0.50

	Options outstanding
		Remaining	Weighted	Number
Exercise	Number	Contractual	average	of options
Price	outstanding	Life	exercise price	exercisable

$0.50	400,000	3.58	0.50	200,000
$0.50 - $1.00	724,000	9.92	0.53	374,500

 NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)

March 31, 2002

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

9. Change in non-cash operating working capital
			From date
			of inception,
	March 31,	March 31,	March 31,
	2002	2001	2002

Receivables	$ (14,625)	$ (2,415)	$ (58,453)
Deposits and retainers	717	1,334	(9,535)
Due from shareholders	-	-	-
Payables	86,894	29,688	451,697

	$ 72,986	$ 28,607	$ 383,709

 10. Commitments

The Company has entered into leases for office facilities until June, 2006 from a company where certain shareholders are directors or officers of the Company. Lease payments in Canadian dollars including operating costs are as follows:

2003	-	$ 159,575
2004	-	$ 168,813
2005	-	$ 178,063
2006	-	$ 187,317
2007	-	$ 47,388

 NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
March 31, 2002

11. Contingencies

The Company is the defendant in a lawsuit by a shareholder who is seeking the repurchase by the Company of 5,000 shares in the Company for $20,000 plus interest and costs. The Company is defending this suit and the outcome is currently not determinable.

12. Subsequent events

The courts granted a judgement against the Company in favour of a shareholder who was seeking that the Company repurchase 3,000 shares in the Company for $15,000. The judgement awarded was for $25,018 Canadian including costs and interest.

 13. Comparative figures

Comparative fiqures for the period ended March 31, 2001 are those of NMW, Inc and its wholly owned subsidiary. Cumulative amounts are from the date of incorporation of NMW's subsidiary of May 14, 1999.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate both product income and income from custom software development on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead. Therefore, the Company may be required to raise approximately $1.5 million to meet its projected costs through the upcoming twelve months. The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. Assuming that the Company meets it's product rollout projections, the Company has the following projections: approximately $2.4 million will be required to cover its anticipated overhead and operational needs for the upcoming twelve month period ending March 31, 2003; revenues generated from existing operations for the twelve month period ended March 31, 2003 are expected to completely offset operational overhead; and the Company has projected net revenues of $5.1 million from its for ibusiness services during the upcoming twelve months, commencing third quarter 2002. While the Company has projected revenues from its for ibusiness services of approximately $7.5 million for the twelve months ended March 31, 2003, there is no guarantee these projections will be achieved or that any revenue will be generated from operations in the software technology business during this fiscal year.

Results of Operations

Comparison of quarters ended March 31, 2002 and 2001

For the three month periods ended March 31, 2002 and March 31, 2001 the Company incurred operating losses of $284,783 and $132,907 respectively.

For the three month period ended March 31, 2002 the operating losses increased significantly as compared to the same three month period ended March 31, 2001 as a result of an increase in consulting fees of $41,650, an increase in administrative expenditures of $22,797, and an increase in professional fees of $68,532. These increased costs occurred primarily as a result of an increased commitment to product development, the business combination of Cactus Spina Inc. and NoMatterWare Inc., and legal fees associated with getting the Company's stock approved for quotation on the Over-the-Counter Bulletin Board. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to remain substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations and product development of NoMatterWare Inc.

Revenues to offset operating expenses decreased over the comparative periods ended March 31, 2002 and 2001 to $1,732 from $1,187. The nominal revenue from both periods is primarily the result of subscription revenue from providing for ibusiness services. There was no custom software development revenue, which in the past has provided the majority of total revenues, during the comparative periods. The Company expects to see revenues increase during the current fiscal year with new for ibusiness subscriptions, renewals of existing customer subscriptions, and associated custom development services.

During the fiscal year ended December 31, 2001 there were certain labor related development costs capitalized which substantially decreased the operating loss for the year. There has been similar capitalization of development costs during the quarter ended March 31, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Shareholders' Equity

As of March 31, 2002, the Company had negative working capital of $443,464 and positive Stockholders' Equity of $110,617 compared with negative working capital of $369,654 and positive Stockholders' Equity of $300,848 as of December 31, 2001. As at March 31, 2001 the Company had negative working capital of $283,796 and Stockholders' Equity of $564,500. The reduction to working capital and Stockholders' Equity at March 31, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of losses from operations incurred during the quarter. Financing activities during the quarter resulted in an increase to loans payable of $258,868 from figures reported at the year ended December 31, 2001. Additionally accrued expenses included in current liabilities at March 31, 2002 increased by $87,281 as compared to figures reported as at December 31, 2001. The substantial reduction to working capital for the comparative periods ended March 31, 2002 and 2001 is for the most part the result of increased contract labor for development activities that increased the Company's current liabilities. The substantial increase to Stockholders' Equity for the comparative periods ended March 31, 2002 and 2001 is for the most part the result of common shares issued to a company controlled by the former president of the Company as partial repayment of loans advanced to the Company to finance operations subsequent to the quarter ended March 31, 2001. This greatly increased the Company's capital stock. Other financing activities subsequent to March 31, 2001 have been by way of convertible debentures as opposed to the completion of further equity financing.

Liquidity

The Company will require up to $3.2 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of our for ibusiness services package, and other day to day operational activities. To the date of this Report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans and equity financing. The Company anticipates revenues generated from its for ibusiness service commencing 2002 will reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three month period ended March 31, 2002 and the Company's primary sources of working capital have come from the net proceeds from:

  $258,868 in the form of convertible debentures bearing interest at the Royal Bank of Canada prime rate plus 2% and due and payable within the next twelve months.

  $86,148 in the form of common shares issued for services provided.

The Company is actively pursuing additional equity financing. Additionally the Company is working to conclude certain licensing agreements and partnerships presently under negotiation for the provision of for ibusiness services. The launching of these agreements will generate cash flow, projected to commence in fourth quarter of fiscal 2002. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Material Commitments for Capital Expenditures

The Company currently has an equipment lease, repayable in monthly installments of $3,278 including interest and maturing October 2003.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMATTERWARE, INC.

Date: May 15, 2002

By: /s/ William H.W Burns
Name: William H.W. Burns
Title: President, Chief Executive Officer