Form 10QSB
period 2002-06-30
NOMATTERWARE INC
filed 2002-09-04
CIK 1120023

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2002

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

Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

8,097,932 shares of common stock, $0.001 par value, as of August 20, 2002

Transitional Small Business Disclosure Format (check one): Yes__ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Shareholders' Deficiency	5
Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	7 to 15

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Amounts are expressed in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current
Cash and cash equivalents	$423	$2,256
Accounts receivable	59,753	43,828
Deposits and retainers	2,422	10,252

	62,598	56,336

Property and equipment (Note 4)	127,216	147,215
Software technology	337,650	337,650
Deferred development costs	1,284,459	917,196

	$1,811,923	$1,458,397

Liabilities
Current
Payables and accruals	$632,105	$364,803
Loan payable (Note 5)	16,501	15,713
Current portion of long-term debt	45,474	45,474

	694,080	425,990
Long term debt (Note 6)	1,208,692	731,559

	1,902,772	1,157,549

Shareholders' Deficiency
Capital stock (Note 7) Common Stock - authorized 100,000,000 shares; par value $.001; 8,022,932 issued and outstanding as at June 30, 2002	1,700,253	1,614,105
Contributed Capital (Note 8)	227,100	227,100
Deficit accumulated during the development stage	(2,035,928)	(1,544,233)
Foreign exchange adjustment	17,725	3,876

	(90,850)	300,848

	$1,811,923	$1,458,397

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Amounts are expressed in U.S. Dollars)
(Unaudited)

					From date
	Three Months Ended June 30,		Six Months Ended June 30,		of inception to
	2002	2001	2002	2001	June 30, 2002
	(Unaudited)

Revenue	$12,593	$95,027	$14,325	$96,214	$97,507

Expenses
Advertising and Promotion	3,338	(319)	9,228	4,273	118,162
Depreciation	9,754	25,684	20,130	33,299	86,230
Consulting	77,644	(21,505)	172,324	31,525	788,411
Administrative	38,221	10,056	71,317	20,355	302,267
Professional Fees	19,508	24,004	92,013	27,977	202,279
Rent	20,790	21,485	50,460	31,377	175,703
Travel	7,424	17,295	9,779	27,024	95,486
Wages	42,826	54,878	80,769	90,022	364,897

	219,505	131,578	506,020	265,852	2,133,435

Net Loss	$(206,912)	$(36,551)	$(491,695)	$(169,638)	$(2,035,928)

Basic and fully diluted loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.03)	$(0.25)

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
(Amounts are expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2002	Year Ended December 31, 2001
	(Unaudited)

Deficit, beginning of period	$(1,544,233)	$(1,120,089)

Net loss	(491,695)	(424,144)

Deficit, end of period	$(2,035,928)	$(1,544,233)

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts are expressed in U.S. Dollars)
(Unaudited)

			From date
	Six Months Ended June 30,		of inception to
	2002	2001	June 30, 2002

Increase (decrease) in cash and cash equivalents

Operating
Net loss	$(491,695)	$(169,638)	$(2,035,928)
Depreciation and amortization	20,130	33,299	86,230
Foreign currency translation adjustment	13,849	3,229	17,725

	(457,716)	(133,110)	(1,931,973)

Change in non-cash operating
working capital (Note 9)	259,208	(107,574)	569,931

	(198,508)	(240,684)	(1,362,042)

Financing
Net advances from long term debt	477,133	136,349	1,254,166
Net advances on loans payable	788	-	1,016,501
Issue of common shares	86,148	(9,256)	927,353

	564,069	127,093	3,198,020

Investing
Purchase of property and equipment	(131)	5,643	(213,446)
Deferred development costs	(367,263)	-	(1,284,459)
Purchase of software technology	-	-	(337,650)

	(367,394)	5,643	(1,835,555)

Net (decrease) increase in cash and cash
equivalents	(1,833)	(107,948)	423

Cash and cash equivalents,
Beginning of period	2,256	104,652	-

End of period	$423	$(3,296)	$423

 See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

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
June 30, 2002

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
June 30, 2002

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

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

 4. Property and equipment
			June 30,	December 31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Furniture and fixtures	$ 29,585	$ 15,816	$ 13,769	$ 16,092
Computers	136,341	58,185	78,156	91,207
Leasehold Improvements	40,280	8,519	31,761	35,789
Auto equipment	4,588	1,058	3,530	4,126

	$ 210,794	$ 83,578	$ 127,216	$ 147,214

5. Loans payable

	June 30,	December 31,
	2002	2001

Promissory note, bearing interest at 10%, repayable
at $25,000 Cdn. by July 17, 2002	16,501	15,713

	$16,501	$15,713

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

6. Long-term debt
	June 30, 2002	December 31, 2001

Loan payable to a company controlled by affiliates of the Company, non-interest bearing, with no set terms of repayment	$77,636	$79,580

Loan payable to a company controlled by the former President of the Company, bearing interest at 12% repayable in monthly installments of $614 per month plus interest	51,740	64,941

Convertible debentures, bearing interest at Royal Bank of Canada prime rate plus 2%, due March 5,2003	962,077	551,000

Other loans, non-interest bearing, with no set terms of repayment	127,409	34,953

Equipment lease, repayable in monthly installments of $3,278 including interest, maturing October 2003	35,304	46,559

	1,254,166	777,033
Less current portion	(45,474)	(45,474)

	$1,208,692	$731,559

Debentures are convertible into common shares at varying rates from $0.22 to $1.00 of debenture outstanding for one common share to a maximum number of shares to be issued of 1,333,305.

$42,409 of debentures are convertible into common shares at a rate of one share for $0.22 of debenture outstanding.

$22,956 of debentures are convertible into common shares at a rate of one share for $0.34 of debenture outstanding.

$4,691 of debentures are convertible into common shares at a rate of one share for $0.44 of debenture outstanding.

$151,640 of debentures are convertible into common shares at a rate of one share for $0.48 of debenture outstanding.

$165,758 of debentures are convertible into common shares at a rate of one share for $0.49 of debenture outstanding.

$369,735 of debentures are convertible into common shares at a rate of one share for $0.94 of debenture outstanding.

$14,824 of debentures are convertible into common shares at a rate of one share for $1.00 of debenture outstanding.

7. Capital stock
Authorized:
The Company is authorized to issue 100,000,000 common shares with a par value of $0.001.

	June 30, 2002		December 31, 2001
	Number of		Number of
	Shares	Value	Shares	Value
Issued:

Balance, beginning of year	7,280,592	$ 1,614,105	5,280,592	$ 614,105
Adjustment on business combination	-	-	(4,280,592)	-
	7,280,592	1,614,105	1,000,000	614,105

Shares issued for services	742,340	86,148	-	-
Shares issued to acquire subsidiary	-	-	5,280,592	-
Shares issued as repayment of loans payable	-	-	1,000,000	1,000,000

Balance, end of June 30, 2002	8,022,932	$ 1,700,253	7,280,592	$ 1,614,105

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

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

7. Capital Stock (cont'd)

Stock options

The following tables summarize stock option information as at June 30, 2002
		June 30, 2002		December 31, 2001
			Weighted		Weighted
			average		average
		Shares	exercise price	Shares	exercise price

Outstanding, beginning of period		400,000	0.50	0	0.00
Granted		724,000	0.53	400,000	0.50

Outstanding, end of period		1,124,000	0.52	400,000	0.50

Options exercisable, end of period		574,500	0.52	200,000	0.50

	Options outstanding
		Remaining	Weighted	Number
Exercise	Number	Contractual	average	of options
Price	outstanding	Life	exercise price	exercisable

$0.50	400,000	3.58	0.50	200,000
$0.50 - $1.00	724,000	9.92	0.53	374,500

Warrants

In conjunction with the advance of certain debentures, the Company issued 372,843 share purchase warrants with each warrant entitling the holder to purchase one common share at prices varying from $0.47 to $1.00 per share for maximum possible proceeds of $216,582, with expiry dates ranging from February 22 to May 17, 2003.

In addition, the Company has committed to issue 4,563 common shares as bonus interest on certain debentures. The bonus amount will be recorded when the shares are issued based on their trading value at that date.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

8. Contributed capital

Effective September 1, 1999, the Company purchased development software from a company controlled by affiliates of the Company. The agreement included the payment of monthly maintenance fees of $30,000 Canadian. Effective April 30, 2001, the agreement was amended to waive the maintenance fees from the original date of the agreement. The recovery of these fees has been recorded as contributed capital.

9. Change in non-cash operating working capital
			From date
	Six Months Ended June 30,		of inception to
	2002	2001	June 30, 2002

Receivables	$ (15,925)	$ (67,278)	$ (59,753)
Deposits and retainers	7,830	20,042	(2,422)
Due from shareholders	-	669	-
Payables	267,303	(61,007)	632,106

	$ 259,208	$ (107,574)	$ 569,931

 10. Commitments

The Company has entered into leases for office facilities until June, 2006 from a company whose principal shareholders are directors or officers of the Company. Lease payments in Canada including operating costs are as follows:

2003	-	$ 159,575
2004	-	$ 168,813
2005	-	$ 178,063
2006	-	$ 187,317
2007	-	$ 47,388

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
June 30, 2002

11. Contingencies

The Company is the defendant in a lawsuit by a shareholder who is seeking the repurchase by the Company of 5,000 shares in the Company for $20,000 plus interest and costs. The Company is defending this suit and the outcome is currently not determinable.

The Company is also a defendant in a lawsuit brought by Hewlett-Packard (Canada) Ltd. for the alleged failure of the Company to pay for computer equipment ordered by the Company. The Company is defending this suit and has counterclaimed against Hewlett-Packard (Canada) for breach of contract regarding the lease of certain computer equipment. The outcome is currently not determinable.

 12. Comparative figures

Comparative figures for the period ended June 30, 2001 are those of NMW, Inc and its wholly owned subsidiary. Cumulative amounts are from the date of incorporation of NMW's subsidiary of May 14, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate product income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead. The Company currently projects that it will have overhead and operating costs of $1.1 million for the upcoming twelve month period ending June 30, 2003. The Company may also be required to raise approximately $1.5 million in the event that it elects to under additional software development during the next twelve months. Currently, the Company contemplates that the only such development it would do during such time is for a Point-of-Sale program. The Company expects that it will be able to obtain additional equity and/or debt financing to meet these need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. If the Company cannot obtain such additional equity or debt financing, its ability to continue operations will be negatively effected in a significant manner.

Assuming that the Company meets its product rollout projections, the Company has made the following projections:

(1) revenues generated from existing operations for the twelve month period ended June 30, 2003 would completely offset operational overhead; and

(2) the Company has projects net revenues of $5.1 million on $7.5 million of sales from its for ibusiness services during the upcoming twelve months, commencing in the third quarter of fiscal year 2002.

There are no guarantees that these projections will be achieved or that any revenue will be generated from operations in the software technology business during this fiscal year.

Results of Operations

Comparison of quarters ended June 30, 2002 and 2001

For the three month periods ended June 30, 2002 and June 30, 2001 the Company incurred operating losses of $206,912 and $36,551 respectively.

For the three month period ended June 30, 2002, the operating losses increased significantly as compared to the same three month period ended June 30, 2001 as a result of an increase in consulting fees by $99,149 and an increase in administrative expenses by $18,165. These increased costs occurred primarily as a result of an increased commitment to product development and the business combination of Cactus Spina Inc. and NoMatterWare Inc. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to remain substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations and product development of NoMatterWare Inc.

Revenues to offset operating expenses decreased over the comparative periods ended June 30, 2002 and 2001 to $12,593 from $95,027. The revenue earned during the three months ended June 30, 2002 was from the sale of subscriptions for the Company's for iBusiness websites. The nominal revenue earned during the same period from the current fiscal year is primarily the result of subscription revenue from providing for ibusiness services. There was no custom software development revenue, which in the past has provided the majority of total revenues, during the comparative periods. The Company expects to see revenues increase during the current fiscal year with new for ibusiness subscriptions, renewals of existing customer subscriptions, and associated custom development services.

Liquidity and Capital Resources

Summary of Working Capital and Shareholders' Equity

As of June 30, 2002, the Company had negative working capital of $631,482 and negative Stockholders' Equity of $90,850 compared with negative working capital of $369,654 and positive Stockholders' Equity of $300,848 as of December 31, 2001. As at June 30, 2001 the Company had no assets and no liabilities and thus no Stockholders' Equity. The reduction to working capital and Stockholders' Equity at June 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of losses from operations of its wholly owned subsidiary, which was acquired in the fourth quarter of fiscal year 2001, incurred during the quarter. Financing activities during the quarter resulted in an increase to loans payable of $477,133 from figures reported at the year ended December 31, 2001. Additionally payables and accrued expenses included in current liabilities at June 30, 2002 increased by $267,302 as compared to figures reported as at December 31, 2001.

The substantial reduction to working capital for the comparative periods ended June 30, 2002 and 2001 is for the most part the result of increased contract labor for development activities that increased the Company's current liabilities. The decrease to Stockholders' Equity for the comparative periods ended June 30, 2002 and 2001 is the result of net losses incurred since June 30, 2001, which was caused by the operations of the Company's wholly owned subsidiary, which was acquired during the fourth quarter of fiscal year 2001. Other financing activities subsequent to June 30, 2002 have been by way of convertible debentures.

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

Sources of Working Capital

During the three month period ended June 30, 2002 and the Company's primary sources of working capital have come from the net proceeds from:

  $477,133 in the form of convertible debentures bearing interest at the Royal Bank of Canada prime rate plus 2% and due and payable within the next twelve months.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2002, Hewlett-Packard (Canada) Ltd. filed a Statement of Claim against the Company in the Court of Queen's Bench of Alberta Judicial District of Calgary, case no. 0201-06535. In the Statement of Claim, Hewlett-Packard (Canada) Ltd. seeks damages in the amount of $135,032.63 CDN ( or approximately $86,259 US as of the date of the filing of this report) for computer equipment that Hewlett-Packard (Canada) Ltd. claims to have been ordered by the Company. The Company has filed a Statement of Defence and a Counterclaim against Hewlett-Packard (Canada) Ltd. in this action. The Company refutes the claims made against it and contends that Hewlett-Packard (Canada) Ltd. breached its agreement with the Company for the lease of certain computer and network equipment and as a result has suffered various damages. The Company intends to vigorously defend itself against the claims made against it in this case and proceed with its case against Hewlett-Packard (Canada) Ltd. No discovery has taken place in this matter and a trial date has yet to be set.

On March 15, 2002, Sean Petersen acquired a default judgment from the Court of Queen's Bench of Alberta Judicial District of Calgary, case no. 0201-01141, against the Company for liquidated damages in the amount of $24,918.25 CDN (or approximately $15,917.78), including costs and interest calculated through February 25, 2002, in connection with his claim seeking the repurchase of his shares of the Company's common stock. The Company was not represented by legal counsel at the time that the judgment was rendered. The Company intends to pay the amount of the judgment as it receives financial funding or from revenues.

ITEM 2. CHANGES IN SECURITIES

On August 15, 2002, the Company issued 75,000 restricted shires to Charles Moskowitz in exchange for consulting services valued at $3,750 or $0.05 per share. The Agreement between the company and Mr. Moskowitz calls for the issuance to Mr. Moskowitz for up to an additional 225,000 shares to be issued contingent upon certain criteria based on the performance of the Company's common stock. The issuance of these shares was made pursuant to Section 4(2) of the Securities Act of 1933 as a private offering. No commissions or discounts were paid in connection with this sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2002, the Company held an Annual Meeting of Shareholders at the offices of the Company in Calgary, Alberta, Canada. Shareholders on record as of the 25th day of May, 2002 were entitled to vote at the meeting. The following individuals were re-elected as directors of the Company: William Burns, Earl Gilbrech, Tom Milne and Victor Arcuri. The shareholders also approved Grant Thornton LLP, Chartered Accountants, as the Corporation's auditors for the current fiscal year and authorize the Board to set the auditors' compensation. The voting on each of the matters held at the meeting was as follows:

Matter Voted Upon	FOR	VOTES AGAINST	WITHHELD
Election of Directors
William Burns	5,098,236	0	0
Earl Gilbrech	5,098,236	0	0
Tom Milne	5,098,236	0	0
Victor Arcuri	5,098,236	0	0
Appointment of Grant Thornton	5,098,236	0	0

ITEM 5. OTHER INFORMATION

On August 15, 2002, NoMatterWare completed development of its on-line accounting program. The Company expects to announce more details regarding this program following completion of an independent quality assurance process regarding the program. NoMatterWare is also in final negotiations with a major telecommunications organization for a non-exclusive world-wide licensing agreement to sell NoMatterWare Web Sites with it's for iBusiness software suite. NoMatterWare also expects to establish a presence in the United Arab Emirates within the next sixty (60) days, which will develop business and investment opportunities presented to the Company from the Middle East and Arabic countries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits - see Exhibit list below.
    Reports on Form 8-K

On May 15, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 8, 2002 reporting under Item 5 of such report that the Company had received lock-up agreements from shareholders holding more than 90% of the total issued and outstanding shares of the Company's common stock, whereby the shareholders agreed to refrain from transferring or selling their shares for 60 days. The lock-up agreement was obtained in hopes of being able to close on a private financing being provided by two of NoMatterWare's largest shareholders, FTCG Enterprises, Inc. and Kurt Tosczak.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMATTERWARE, INC.

Date: September 4, 2002

By:/s/ WILLIAM BURNS
Name: William Burns
Title: President, Chief Executive Officer, Acting CFO

EXHIBIT INDEX
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Agreement and Plan of Merger, dated as of April 1, 2000, between Cactus Spina, Inc., and NoMatterWare, Inc.	Included as Appendix A the Proxy Statement-Prospectus forming a part of the Registrant's Registration Statement on Form S-4 on , filed on August 7, 2000; file number 333-43148
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-$, filed on August 7, 2000; file number 333-43148
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
4.1	Stock specimen	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.1	Sales Agreement between NoMatterWare, Inc., and Churchill Consulting Services, Inc., dated September 1, 1999, and Addendum dated April 27, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.2	Development Agreement between NoMatterWare, Inc., and ACCPAC International, Inc., dated March 15, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.3	Master Equipment Lease Agreement between NoMatterWare, Inc., and Hewlett-Packard (Canada) Ltd., dated August 23, 2000	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
99.1	Certification of the Company's President/CEO and acting CFO, Mr. William Burns pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	Filed herewith