Form 10QSB
period 2002-09-30
NOMATTERWARE INC
filed 2002-11-19
CIK 1120023

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-33307

NOMATTERWARE, INC.
(Exact name of small business issuer

as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	77-0426995 IRS Employer Identification No.)

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

8,187,932 shares of common stock, $0.001 par value, as of November 11, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Shareholders' Deficiency	5
Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	7 to 15

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Amounts are expressed in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current
Cash and cash equivalents	$32	$2,256
Accounts receivable	13,589	43,828
Deposits and retainers	2,478	10,252

	16,099	56,336

Property and equipment (Note 4)	54,175	147,215
Software technology	337,650	337,650
Deferred development costs	718,503	917,196

	$1,126,427	$1,458,397

Liabilities
Current
Payables and accruals	$805,659	$364,803
Loan payable (Note 5)	995,615	15,713
Current portion of long-term debt	45,474	45,474

	1,846,748	425,990
Long term debt (Note 6)	568,723	731,559

	2,415,471	1,157,549

Shareholders' Deficiency
Capital stock (Note 7)	1,725,395	1,614,105
Contributed Capital (Note 8)	227,100	227,100
Deficit accumulated during the development stage	(3,235,699)	(1,544,233)
Foreign exchange adjustment	(5,840)	3,876

	(1,289,044)	300,848

Liabilities & Shareholder Deficiency	$1,126,427	$1,458,397

_______________________________________________________________________________

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
Amounts are expressed in U.S. Dollars)
(Unaudited)

					From date
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		of inception to
	2002	2001	2002	2001	Sept 30, 2002
	(Unaudited)

Revenue	$7,363	$(15,155)	$21,688	$81,059	$104,870

Expenses
Advertising	3,594	7,627	12,822	11,900	121,756
Depreciation	(8,684)	-	11,446	33,299	77,546
Consulting	75,787	(16,131)	248,111	15,394	864,198
Office	77,132	24,905	148,449	45,260	379,399
Professional Fees	25,372	41,218	117,385	69,195	227,651
Rent	25,616	26,931	76,076	58,308	201,319
Travel	1,614	2,989	11,393	30,013	97,100
Wages	274,685	(1,424)	355,454	88,598	639,582

	475,116	86,115	981,136	351,967	2,608,551

Loss before the undernoted	(467,753)	(101,270)	(959,448)	(270,908)	(2,503,681)

Write-down of deferred development costs	(732,018)	-	(732,018)	-	(732,018)

Net Loss	$(1,199,771)	$(101,270)	$(1,691,466)	$(270,908)	$(3,235,699)

Basic and diluted loss per share	$(0.15)	$(0.02)	$(0.21)	$(0.05)	$(0.40)

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
(Amounts are expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended Sept 30, 2002	Year Ended December 31, 2001
	(Unaudited)

Deficit, beginning of period	$(1,544,233)	$(1,120,089)

Net loss	(1,691,466)	(424,144)

Deficit, end of period	$(3,235,699)	$(1,544,233)

  __________________________________________________________________________________________

 See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts are expressed in U.S. Dollars)
(Unaudited)

					From date
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		of inception to
	2002	2001	2002	2001	Sept 30, 2002
	(Unaudited)

Increase (decrease) in cash and cash
equivalents

Operating
Net loss	$(1,199,771)	$(101,270)	$(1,691,466)	$(270,908)	$(3,235,699)
Depreciation and amortization	(8,684)	-	11,446	33,299	77,546
Write down of development costs	732,018	-	732,018		732,018
Foreign currency translation adjustment	(23,565)	(2,026)	(9,716)	(1,203)	(5,840)

	(500,002)	(103,296)	(957,718)	(238,812)	(2,431,975)

Change in non-cash operating
working capital (Note 9)	219,662	154,310	478,869	(245,363)	789,592

	(280,340)	51,014	(478,849)	(484,175)	(1,642,383)

Financing
Increase (decrease) from long term debt	322,108	55,098	388,164	461,739	614,197
Increase (decrease) in loans payable	17,037	-	428,902	-	995,615
Issue of common shares	25,142	1,000,050	111,290	990,794	1,952,495

	364,287	1,055,148	928,356	1,452,533	3,562,307

Investing
Sale (Purchase) of property and equipment	81,724	(39,287)	81,594	(9,431)	(131,721)
Deferred development costs	(166,062)	(1,061,068)	(533,325)	(1,061,068)	(1,450,521)
Purchase of software technology	-	-	-	-	(337,650)

	(84,338)	(1,100,355)	(451,731)	(1,070,499)	(1,919,892)

Net (decrease) increase in cash and cash
equivalents	(391)	5,807	(2,224)	(102,141)	32

Cash and cash equivalents,
Beginning of period	423	(3,296)	2,256	104,652	-

End of period	$32	$2,511	$32	$2,511	$32

 ________________________________________________________________________________________

See accompanying notes to the consolidated financial statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

_______________________________________________________________________________

1. Nature of operations

NoMatterWare, Inc. (the "Company" or "NoMatterWare") was incorporated on April 16, 1996 under the laws of the State of Nevada. The Company currently has limited revenue from operationsand in accordance with SFAS #7, is considered a development stage company.

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

_______________________________________________________________________________

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

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

_______________________________________________________________________________

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

Financial instruments

The Company has estimated the value of its financial instruments, which include accounts receivable, accounts payable and loans payable. The Company used valuation methodologies and market information available as at period end and has determined that the carrying amounts of such financial instruments approximate fair market value in all cases.

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

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

________________________________________________________________________________

2. Summary of significant accounting policies (Continued)

Deferred development costs

All costs relating to software tools developed in conjunction with the technology license are deferred. These costs will be amortized over the estimated useful life of each project commencing with commercial sale of the software tools. Should the Company determine that no future benefit will be realized from a project, related unamortized costs remaining will be charged to operations.

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

_________________________________________________________________________________

3. Business combination

Effective [December 12, 2001], pursuant to a Form S-4 Registration Statement, NoMatterWare, acquired all the issued and outstanding common shares of NMW Inc. (NMW) (formerly, NoMatterWare Inc.). As consideration NoMatterWare issued 5,280,592 common shares on the basis of one share for one NMW share so acquired. As a result, the former shareholders of NMW hold in excess of 50 percent of the voting shares of the combined entity.

NoMatterWare and NMW are related corporations by virtue of common directors and management. The acquisition has been recorded based on the carrying value of the net assets of NoMatterWare being $Nil.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

__________________________________________________________________________________

4. Property and equipment
			September 30,	December 31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Furniture and fixtures	$ 29,585	$ 16,849	$ 12,736	$ 16,092
Computers	54,615	46,189	8,426	91,207
Leasehold Improvements	40,280	10,533	29.747	35,789
Auto equipment	4,588	1,322	3,266	4,126

	$ 129,068	$ 74,893	$ 54,175	$ 147,214

_______________________________________________________________________________

5. Loans payable

	September 30,	December 31,
	2002	2001

Promissory note, bearing interest at 10%, repayable at $25,000 Cdn. by July 17, 2003	$16,898	$15,713

Convertible debentures, bearing interest at Royal Bank of Canada prime rate plus 2%	968,922	-

Due to insiders	9,795	-

	$995,615	$15,713

Debentures mature from February 2003 to June 2003 and are convertible into common shares at varying rates from $0.22 to $1.00 of debenture outstanding for one common share to a maximum number of shares to be issued of 1,243,305.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

_______________________________________________________________________________

 6. Long-term debt
	September 30,	December 31,
	2002	2001

Loan payable to a company controlled by affiliates of the Company, non-interest bearing, with no set terms of repayment	$79,436	$79,580

Loan payable to a company controlled by the former President of the Company, bearing interest at 12% repayable in monthly instalments of $614 per month plus interest	53,486	64,941

Convertible debentures, bearing interest at Royal Bank of Canada prime rate plus 2%	-	551,000

Other loans, non-interest bearing, with no set terms of repayment	195,152	34,953

Equipment lease, repayable in monthly instalments of $3,278 including interest, maturing October 2003	36,123	46,559

Loan payable To President	250,000	-

	614,197	777,033
Less current portion	(45,474)	(45,474)

	$568,723	$731,559

The amount of $250,000 due to the President of the Company is currently non-interest bearing with no set terms of repayment. The President has agreed to postpone any repayment of the loan until the Company has an established revenue source and positive operating cash flow at which time payment terms will be negotiated.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

__________________________________________________________________________________

7. Capital stock
Authorized:
The Company is authorized to issue 100,000,000 common shares with a par value of $0.001.

	September 30, 2002		December 31, 2001
	Number of		Number of
	Shares	Value	Shares	Value
Issued:

Balance, beginning of year	7,280,592	$ 1,614,105	5,280,592	$ 614,105
Adjustment on business Combination	-	-	(4,280,592)	-
	7,280,592	1,614,105	1,000,000	614,105

Shares issued for services	817,340	89,898	-	-
Shares issued for convertible debentures	90,000	21,392
Shares issued to acquire Subsidiary	-	-	5,280,592	-
Shares issued as repayment of loans payable	-	-	1,000,000	1,000,000

Balance, end of September 30, 2002	8,187,932	$ 1,725,395	7,280,592	$ 1,614,105

Common shares were issued to a company controlled by the former President of the Company as partial repayment of loans advanced to the Company to finance operations.

Stock options

The Company has established a stock option plan whereby the Company may issue from time to time options to designated officers, employees and certain directors stock options to purchase common shares in the capital of the Company to a maximum of 2,000,000 shares. Current stock options granted vest 50% upon granting and 25% at one and two year anniversary dates from the date of granting.

The Company has adopted the disclosure only provisions of SFAS #123, "Accounting for Stock- Based Compensation". The Company applies APB Opinion No.25, "Accounting for Stock issued to Employees" in accounting for its plan and generally does not recognize compensation expense for its stock based compensation plans

On March 5, 2002 the Company's stock was approved for quotation on the Over-the-Counter Bulletin Board. Due to the short trading period the volatility cannot be accurately measured for the purposes of the calculation of the fair market value of the stock based compensation and as such, are not included in these statements.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

_____________________________________________________________________________

7. Capital Stock (cont'd)

Stock options

The following tables summarize stock option information as at September 30, 2002
		September 30, 2002		December 31, 2001
			Weighted		Weighted
			average		average
		Shares	exercise price	Shares	exercise price

Outstanding, beginning of period		400,000	0.50	0	0.00
Granted		724,000	0.53	400,000	0.50

Outstanding, end of period		1,124,000	0.52	400,000	0.50

Options exercisable, end of period		574,500	0.52	200,000	0.50

	Options outstanding
		Remaining	Weighted	Number
Exercise	Number	Contractual	average	of options
Price	outstanding	Life	exercise price	exercisable

$0.50	400,000	3.58	0.50	200,000
$0.50 - $1.00	724,000	9.92	0.53	374,500

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

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

____________________________________________________________________________

In addition, the Company has committed to issue 4,563 common shares as bonus interest on certain debentures. The bonus amount will be recorded when the shares are issued based on their trading value at that date.

8. Contributed capital

Effective September 1, 1999, the Company purchased development software from a company controlled by affiliates of the Company. The agreement included the payment of monthly maintenance fees of Cdn $30,000. Effective April 30, 2001, the agreement was amended to waive the maintenance fees from the original date of the agreement. The recovery of these fees have been recorded as contributed capital.

____________________________________________________________________________

9. Change in non-cash operating working capital
					From date
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		of inception to
	2002	2001	2002	2001	Sept 30, 2002
	(Unaudited)

Receivables	$46,164	$12,578	$30,239	$(54,700)	$(13,589)
Deposits and retainers	(56)	15,998	7,774	36,040	(2,478)
Payables	173,554	125,734	440,856	(226,703)	805,659

	$219,662	$154,310	$478,869	$(245,363)	$789,592

 ________________________________________________________________________________________

 10. Commitments

The Company had entered into leases for office facilities until June, 2006 but new ownership of the office facilities made the leases null and void. The Company has subsequently entered into a month to month lease for office facilities. Monthly lease payments in Canadian dollars, including operating costs, are $8,538.

The Company has entered into a consulting service agreement with a company controlled by the President of the Company until August 31, 2003 with terms being; monthly fees to be paid in the amount of $10,000CDN; a commission of 1% for the issuance of Non-convertible debt, notes, debentures or similar indebtedness; a commission of 2% for the issuance of common or preferred shares or any indebtedness convertible into common shares or equivalent equity capital and a $250,000CDN payment for past service payable once the company has an established revenue source and positive operating cash flow at which time payment terms will be negotiated. NoMatterWare, pursuant to the agreement, granted Mr. Burns' company a warrant to purchase up to 1.5 million shares of common stock at the price of $0.001 per share.

NoMatterWare Inc.
(formerly, Cactus Spina, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Amounts are expressed in U.S. Dollars)
(Unaudited)
September 30, 2002

_____________________________________________________________________________

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

_____________________________________________________________________________

12. Subsequent events

Subsequent to the period ended September 30, 2002, the Company received a loan in the amount of $100,000 Canadian (or $63,800 USD) from a private, unaffiliated investor. The loan was secured by certain revenues to be earned by the Company. The Loan accrues interest at the rate of 10% per annum. As additional consideration for the loan, the Company agreed to transfer 1,000,000 shares of common stock to the investor. The loan is to be repaid on October 28, 2003.

 13. Comparative figures

Comparative figures for the period ended September 30, 2001 are those of NMW, Inc and its wholly owned subsidiary. Cumulative amounts are from the date of incorporation of NMW's subsidiary of May 14, 1999.

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

Plan of Operation

At present, based on current operations, NoMatterWare Inc.(the "Company" or "NoMatterWare")does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate product income on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly overhead. The Company currently projects that it will have overhead and operating costs of $1.1 million for the upcoming twelve month period ending September 30, 2003. The Company may also be required to raise approximately $1.5 million in the event that it elects to undertake additional software development during the next twelve months. Currently, the Company contemplates that the only such development it would do during such time is for a Point-of-Sale program. The Company expects that it will be able to obtain additional equity and/or debt financing to meet these need, and anticipates there will be additional costs and expenses associated with such measures, the amounts of which are presently unknown. If the Company cannot obtain such additional equity or debt financing, its ability to continue operations will be negatively effected in a significant manner.

Assuming that the Company meets its product rollout projections, the Company has made the following projections:

(1) revenues generated from existing operations for the twelve month period ended September 30, 2003 would completely offset operational overhead; and

(2) the Company has projected net revenues of $1.6 million on $4 million of sales from its for ibusiness services during the upcoming twelve months, commencing in the first quarter of fiscal year 2003.

There are no guarantees that these projections will be achieved or that any revenue will be generated from operations in the software technology business during this fiscal year.

Results of Operations

Comparison of quarters ended September 30, 2002 and 2001

For the three month periods ended September 30, 2002 and September 30, 2001 the Company incurred operating losses of $467,753 and $101,270 respectively.

For the three month period ended September 30, 2002, the operating losses increased significantly as compared to the same three month period ended September 30, 2001 largely as a result of the Company's increased wages and consulting fees. The Company's net losses for the three months ended September 30, 2002 were $1,199,771, as the Company took a write-down of capitalized software development costs of $732,018. The Company also experienced during this period over the same period from the preceding year an increase in office expenses by $52,228 and an increase in wages by $273,261. These increased costs occurred primarily as a result of an increased commitment to product development and the business combination of Cactus Spina Inc. and NoMatterWare Inc. Additionally the Company expects consulting fees and administrative expenses incurred during the current fiscal year to remain substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2001 as a result of the continuing operations and product development of NoMatterWare Inc. These increased expenses were partially offset by a decrease from the same period from the previous year of professional fees by $15,846, rent of $1,315 and travel expenses of $1,375.

Revenues to offset operating expenses increased over the comparative periods ended September 30, 2002 and 2001 to $7,363 from ($15,155), which negative income was due to invoices that were improperly accounted for in the period ending September 30, 2001. The revenue earned during the three months ended September 30, 2002 was from the sale of subscriptions for the Company's for iBusiness websites. The nominal revenue earned during the same period from the current fiscal year is primarily the result of subscription revenue from providing for iBusiness services. There was no custom software development revenue, which in the past has provided the majority of total revenues, during the comparative periods. The Company expects to see revenues increase during the current fiscal year with new for iBusiness subscriptions, renewals of existing customer subscriptions, as well as subscriptions for its WebBuilder program and associated custom development services.

Liquidity and Capital Resources

Summary of Working Capital and Shareholders' Equity

As of September 30, 2002, the Company had negative working capital of $1,830,649 and negative Stockholders' Equity of $1,289,044 compared with negative working capital of $369,654 and positive Stockholders' Equity of $300,848 as of December 31, 2001. As at September 30, 2001 the Company had no assets and no liabilities and thus no Stockholders' Equity. The reduction to working capital and Stockholders' Equity at September 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of losses from operations of its wholly owned subsidiary, which was acquired in the fourth quarter of fiscal year 2001, incurred during the quarter. Financing activities during the nine-month period ended September 30, 2002, resulted in an increase to loans payable of $428,902 from figures reported at the year ended December 31, 2001. Additionally long-term debt included in current liabilities at September 30, 2002 increased by $388,164 as compared to figures reported as at December 31, 2001.

The substantial reduction to working capital for the comparative periods ended September 30, 2002 and 2001 is for the most part the result of increased contract labor for development activities that increased the Company's current liabilities. The decrease to Stockholders' Equity for the comparative periods ended September 30, 2002 and 2001 is the result of net losses incurred since September 30, 2001, which was caused by the operations of the Company's wholly owned subsidiary, which was acquired during the fourth quarter of fiscal year 2001.

Liquidity

The Company will require up to $3.2 million over the next three years to fully implement our business plan, which includes significant marketing efforts, the continued development and refinement of our for iBusiness services package, and other day to day operational activities. To the date of this Report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans and equity financing. The Company anticipates revenues generated from its for iBusiness service commencing in the first quarter of 2003 will reduce the requirement for additional funding; however, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three month period ended September 30, 2002, the Company's primary sources of working capital have come from the net proceeds from:

- $322,108 in the form of convertible debentures bearing interest at the Royal Bank of Canada prime rate plus 2% and due and payable within the next twelve months.

- $81,724 from the sale of property and equipment.

- $17,037 from loans.

- $25,142 in the form of common shares issued for services provided.

The Company is actively pursuing additional equity financing. Additionally the Company is working to conclude certain licensing agreements and partnerships presently under negotiation for the provision of for ibusiness services. The launching of these agreements will generate cash flow, projected to commence in first quarter of fiscal 2003. The Company expects these efforts, if successful, will provide the Company with additional cash resources to advance the fulfillment of our stated objectives.

Material Commitments for Capital Expenditures

The Company currently has an equipment lease, repayable in monthly installments of $3,278 including interest and maturing October 2003.

Report of Management's Responsibility

The Company's sole executive officer, Mr. Bill Burns, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Burns. Mr. Burns has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Mr. Burns has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

During the period ended September 30, 2002, the Company issued 90,000 shares to Bruce Morley, due to the fact that MNr. Morley elected to convert his debenture from the Company into shares. Such debenture had a balance of $21,392 at the time of conversion.

The Company also issued 75,000 shares of common stock to Charles Moskowitz for consulting services rendered. Such shares were valued at $0.05/share.

The issuance of these shares was made pursuant to Section 4(2) of the Securities Act of 1933 as a private offering. No commissions or discounts were paid in connection with this sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

NoMatterWare is continuing to work towards completion of an on-line accounting program and integration of that program with it's on-line suite of business software tools known as for-iBusiness.

On September 10, 2002, the Company terminated its contract for services with Denice Hansen and removed her as Vice President of NoMatterWare to pursue other employment opportunities.

During the quarter ended September 30, 2002, the Companyreceived loans from two (2) members of its Board of Directors, Mr. Tom Milne and Mr. Victor Arcuri. Mr. Milne l;oaned the Company $4,795 and Mr. Arcuri loaned the Company $5,000. The loans are currently treated as non-interset bearing loans. It is the Company's intention to convert these loans into convertible debentures on terms to be negotiated.

Subsequent to the period ended September 30, 2002, NoMatterWare entered into a Consulting Agreement with Bill Burns Ventures, Inc., a company owned by NoMatterWare's President, Mr. Bill Burns. This agreement calls for Mr. Burns to serve as the Company's President for one (1) year, commencing August 1, 2002. The Company is obligated to make monthly payments of $10,000 Canadian (or $6,308 USD as of the date of the filing of this report) for these services. NoMatterWare will also pay Mr. Burns' company a commission of 1% on all debt raised for NoMatterWare during the term of the agreement and a commission of 2% on all equity raised for NoMatterWare.

This agreement also requires NoMatterWare to pay Mr. Burns' company $250,000 Canadian (or $157,200 USD as of the date of the filing of this report) for past services rendered to NoMatterWare and his fundraising activities. Such amount is to be paid from future net revenues on an installment basis. NoMatterWare, pursuant to the agreement, granted Mr. Burns' company a warrant to purchase up to 1.5 million shares of common stock at the price of $0.001 per share.

Subsequent to the period ended September 30, 2002, the Company received a loan in the amount of $100,000 Canadian (or $63,800 USD) from a private, unaffiliated investor. The loan was secured by certain revenues to be earned by the Company. The Loan accrues interest at the rate of 10% per annum. As additional consideration for the loan, the Company agreed to transfer 1,000,000 shares of common stock to the investor. The loan is to be repaid on October 28, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits - see Exhibit list below.
    Reports on Form 8-K

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMATTERWARE, INC.

Date: November 19, 2002

By:/s/ William Burns
Name: William Burns
Title: President, Chief Executive Officer, Acting CFO

SECTION 302 CERTIFICATIONS

I, William Burns, certify that:

1. I have reviewed this quarterly report of NoMatterWare, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/ William Burns
Name: William Burns
Title: President (Principal Executive Officer and Principal Accounting Officer)

___________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NoMatterWare, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, William Burns, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2002

By: /s/ William Burns
Name: William Burns
Title: President (Principal Executive Officer)-

EXHIBIT INDEX
REGULATION SB NUMBER	EXHIBIT	REFERENCE
2.1	Agreement and Plan of Merger, dated as of April 1, 2000, between Cactus Spina, Inc., and NoMatterWare, Inc.	Included as Appendix A the Proxy Statement-Prospectus forming a part of the Registrant's Registration Statement on Form S-4 on , filed on August 7, 2000; file number 333-43148
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-$, filed on August 7, 2000; file number 333-43148
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
4.1	Stock specimen	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.1	Sales Agreement between NoMatterWare, Inc., and Churchill Consulting Services, Inc., dated September 1, 1999, and Addendum dated April 27, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.2	Development Agreement between NoMatterWare, Inc., and ACCPAC International, Inc., dated March 15, 2001	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.3	Master Equipment Lease Agreement between NoMatterWare, Inc., and Hewlett-Packard (Canada) Ltd., dated August 23, 2000	Incorporated by reference to the Exhibits previously filed with the Registrant's Registration Statement on Form S-4, filed on August 7, 2000; file number 333-43148
10.4	Consultant Services Agreement between NoMatterWare, Inc. and Bill Burns Ventures, Inc., dates August 1, 2002	Filed herewith